Form 10QSB
period 1995-04-30
WILTEK INC
filed 1995-09-19
CIK 107559

WILTEK, INC.

                                     INDEX





                                                             Page No.


PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet
  at April 30, 1995                                               3

Consolidated Statement of Operations
  for the Three and Six Months Ended April 30, 1995 and 1994      4

Consolidated Statement of Cash Flows
  for the Six Months Ended April 30, 1995 and 1994                5

Notes to Consolidated Financial Statements                      6 - 7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                 8 - 9

PART II.   OTHER INFORMATION                                      10


                                       Wiltek, Inc.
                                Consolidated Balance Sheet
                                       (Unaudited)




ASSETS

Current Assets

   Cash and cash equivalents                              $    559,000
   Accounts receivable, less
     allowance for doubtful
     accounts $35,000                                          876,600
   Other current assets                                        115,000
                                                               _______

           Total Current Assets                              1,550,600

Equipment under capitalized lease                              173,700
Equipment, net                                                 211,400
                                                               _______

                                                            $1,935,700
                                                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Accounts payable and
     accrued expenses                                       $1,202,700

   Obligation under capitalized lease agreement                 86,800
                                                            __________

           Total Current Liabilities                        $1,289,500

Long Term Liabilities

   Obligation under capitalized lease agreement                 86,900

Commitments and Contingent Liabilities

Shareholders' Equity

   Preferred Stock 1,000,000 shares authorized
     and unissued
   Common Stock, stated value $.33-1/3 per share,
     9,000,000 shares authorized;
     shares issued:
     4,813,493                                               1,604,500
   Paid in capital                                           5,727,200
   Deficit                                                  (5,258,700)
   Less treasury stock at cost
     1,236,235 shares                                       (1,513,700)
                                                            ___________

           Total Shareholders' Equity                          559,300
                                                               _______

                                                            $1,935,700




See accompanying notes to consolidated financial statements.


                                 Wiltek, Inc.
                      Consolidated Statement of Operations
                                 (Unaudited)


                                     Three Months Ended         Six Months Ended
                                          April 30                  April 30
                                     1995          1994         1995        1994
Net  Revenues
  Communication services             $1,150,500    $1,165,500   $2,380,400
$2,287,700

Costs and Expenses
  Cost of communication services        779,300       720,100    1,563,700
1,396,200
  Selling, general and
   administrative expenses              460,600       470,200      924,400
900,900
  Research and development              113,300       170,100      265,000
311,300
  Interest and dividend (income), net    (2,200)       (5,000)      (4,500)
(11,100)
  Loss on Sale of Equipment             552,300           600      543,100
 3,200
  Restructuring Expenses                227,800                    227,800
                                      _________     _________    _________
_________

                                      2,131,100     1,356,000    3,519,500
2,600,500
                                      _________     _________    _________
_________

Net Loss                               (980,600)     (190,500)  (1,139,100)
(312,800)


Deficit at Beginning of Period       (4,278,100)   (3,695,000)  (4,119,600)
(3,572,700)
                                     ___________   ___________  ___________
___________

Deficit at End of Period             (5,258,700)   (3,885,500)  (5,258,700)
(3,885,500)
                                     ===========   ===========  ===========
===========
Per Common Share and Common
  Equivalent Share:

           Net loss                  $     (.27)   $     (.05)  $     (.32) $
  (.09)
                                     ===========   ===========  ===========
===========






See accompanying notes to consolidated financial statements.




                                     Wiltek, Inc.
                         Consolidated Statement of Cash Flows
                                     (Unaudited)
                                                           Six Months Ended
                                                               April 30
                                                        1995              1994
Cash Flow from Operating Activities:
  Net (Loss)                                         $(1,139,100)
$(312,800)
                                                     ____________
__________
  Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
     Depreciation and amortization                       189,400         202,100
     Valuation adjustment of
      short-term investments                                 300
(200)
     Gain on sale of short term
      investments                                         (8,600)
     Loss on sale of fixed assets                        551,500           3,300
     (Increase) in accounts
       receivable and other current assets              (140,500)
(102,400)
     Increase in accounts payable
      and accrued expenses                               542,100          53,200
                                                     ___________      __________

           Total adjustments                           1,134,200         156,000
                                                     ___________      __________

  Net cash (used) in operating activities                 (4,900)
(156,800)
                                                     ___________      __________

Cash Flows from Investing Activities:
  Capital expenditures                                  (157,000)
(93,900)

  Proceeds from sale of short term investments           141,100

  Proceeds from sale of fixed assets                     167,500           7,500
                                                      __________       _________

  Net cash provided in investing activities              151,600
(86,400)
                                                      __________
__________

  Net increase (decrease) in cash and
   cash equivalents                                      146,700
(243,200)

  Cash and cash equivalents
   at beginning of period                                412,300         915,700
                                                      __________      __________

  Cash and cash equivalents at end of period            $559,000        $672,500
                                                      ==========      ==========

Supplemental Schedule of Non-Cash Investing
  and Financial Activities:
    The Capital Lease obligation of $173,700 was incurred when the company entered into a sale lease-back transaction for equipment.

See accompanying notes to consolidated financial statements.

                               WILTEK, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of April 30, 1995, and the related consolidated statements of operations for the three and six month periods ended April 1995, and 1994 and the consolidated statement of cash flows for the six month periods ended April 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of April 30,1995 and for the three and six month periods then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1994.

The accounting policies followed by the company with respect to the unaudited interim financial statements are consistent with those stated in the 1994 Wiltek, Inc. Annual Report on Form 10-KSB.

Due to several continuous years of losses, Wiltek has begun the implementation of a recently developed restructuring plan. The most recent actions taken have been a workforce reduction of approximately 15%, staff re-training and capital expenditures to provide the necessary training materials and environment. The plan's goals are to provide overhead reduction, stability, re-training and new business opportunity assessment. A new endeavor, beyond the traditional electronic message switching services, is consulting services for networking and workflow automation. Staff training and the creation and use of new marketing materials will facilitate this new endeavor. Wiltek has made a decision to provide initial training for the Microsoft BackOffice product line. (Microsoft BackOffice is a trademark name owned by the Microsoft Corporation)

In accordance with a Restructuring Plan approved by the Board of Directors on March 28, 1995, the Company sold all of its fixed assets as a "Capital Lease Transaction". This resulted a net loss in the amount of $552,300 for the quarter. The terms of the lease-back are for 24 months effective May 1, 1995, with a monthly payment of $7,238. At the end of the lease the company, at its option, may purchase the leased equipment for fair market value or a maximum of $23,726. The Company also expensed $227,900 for severance pay and related employee benefits associated with personnel reductions. The company's restructuring program is intended to strengthen the company's business, improve long-term profitability and to enhance shareholder value. These actions are part of a continuing effort to identify opportunities to improve its cost structure.

The company does not engage in a formal risk management program with respect to foreign currency exposure. Typically the company maintains cash balances in UK banks to provide for the working capital requirements of Wiltek (UK) Ltd.
As of April 30, 1995 and April 30, 1994 these deposits amounted to $315,200 and $309,200 respectively. The company receives a portion of its revenue from foreign revenue sources, incurs service costs in England denominated in UK pound and has assets and liabilities in the UK. These factors give rise to currency risks which are dependent upon the fluctuation in exchange rates between the US dollar and UK pound. Wiltek does not use derivative instruments to hedge this risk.

Loss per share is computed by dividing the net loss by the weighted average number of common shares. Common share equivalents are omitted since the effect is antidilutive.

Effective November 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
(SFAS 109). The effect of the adoption of this standard on the Company's financial statements was insignificant.

In accordance with the SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. However, in view of the uncertainty as to whether the Company will produce sufficient taxable income to utilize its deferred tax assets, a 100% valuation allowance has been established against such deferred tax assets.

In accordance with the terms of contracts with some of its customers, the Company pays the common carrier communication costs incurred by the customers. The Company is reimbursed by the customers for these costs. These reimbursements are reflected as a reduction of expenses in the Company's consolidated statement of operations and are not included in revenues.
Amounts billed to the Company and subsequently rebilled to the customers during the six month periods ended April 30, 1995 and 1994 were $529,600 and $503,800 respectively.

                                  WILTEK, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash and cash equivalents have increased by $146,700 from $412,300 at October 31, 1994 to $559,000 at April 30, 1995. The increase in cash is primarily due to the proceeds from the sale and lease-back of fixed assets of $167,500 and from the sale of short-term securities of $141,100. These amounts were offset by net cash used in operating activities of $4,900, and capital expenditures of $157,000. We expect that the existing resources will meet our cash requirements through fiscal year 1995.

Results of Operations

For the six months ended April 30, 1995, the Company has incurred a net loss of $1,139,100 compared to a net loss of $312,800 for the same period last year.
In the three months ended April 30, 1995, we incurred a net loss of $980,600 versus a loss of $190,500 last year. In accordance with a Restucturing Plan approved by the Board of Directors on March 28,1995, the Company sold fixed assets as a "Capital Lease Transaction". This resulted in a net loss of $552,300 for the quarter. The terms of the lease-back are for 24 months effective May 1, 1995, with a monthly payment of $7238. At the end of the lease the company, at its option, may purchase the leased equipment for fair market value or a maximum of $23,726. The Company also expensed $227,900 for severance pay and related employee benefits associated with personnel reductions. The company's restructuring program is intended to strengthen the company's business, improve long-term profitability and to enhance shareholder value. These actions are part of a continuing effort to identify opportunities to improve its cost structure.

                                                          COMPARISON OF
                                         THREE MONTHS ENDED           SIX
MONTHS ENDED
                                      APRIL 30, 1995 AND 1994       APRIL 30,
1995 AND 1994
                                          $               %             $
        %
Net Revenues                          (15,000)           (1)         92,700
        4

Cost of Services                       59,200             8         167,500
       12

Selling, General and
Administrative Expenses                (9,600)           (2)         23,500
        3

Research and Development              (56,800)          (33)        (46,300)
      (15)

Interest and Dividend (Income), Net     2,800            56           6,600
       59

Other Expense (Income)                551,700                       539,900

Restructuring Expense                 227,800                       227,800
                                      _______                       _______

Net Loss                              790,100           415         826,300
      264
                                     =========                     =========

Revenues have increased by 4% for the six months ended April 30, 1995 versus the same periods last year

                                       Three Months Ended               Six
Months Ended
                                            April 30
April 30
                                    1995                1994         1995
       1994
Communication Services Revenue    $1,150,500          $1,165,500   $2,380,400
     $2,287,700
Communication Services Costs         779,300             720,100    1,573,700
      1,396,200
                                  __________          __________   __________
     __________

Gross Profits                     $  371,200          $  445,400   $  806,700
     $  891,500
Gross Profit Margins                   32%                 38%          34%
          39%

The gross profit margins for Communication Services have declined in both comparative periods due to higher depreciation and telephone charges used in data communications.

Selling, General and Administrative expense: Lower travel, consulting fees and advertising expenses were offset by increased salaries and employees benefits associated with an additional sales person hired during the current period.

Research and Development: The elimination of one executive position during the period resulted in savings of $18,300. The reduction of outside consulting services by $22,100 also contributed to lower expenses for this category.

Interest and Dividend Income: Due to current low interest rates available on short-term investments, and lower investment balances, interest income declined for the three and six months ended April 30, 1995 when compared with the same period last year.

Loss on Sale of Equipment: This category included the loss on the sale and lease-back of fixed assets of $552,300 for the three months ended
April 30, 1995.

Restucturing Expense: In accordance with the Restructuring Plan, $227,800 was accrued for severance pay and related employee benefits. No payment has been made from this amount during the reporting period.

Taxes: Due to a loss for the period, Federal or State income tax provisions are not required.

                              PART II.  OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

      b. Reports on Form 8-K - A Form 8-K was filed on March 8, 1995, giving notice that Jay W. Fitzpatrick left his positions as President and Treasurer for medical reasons, and will continue to serve as Chairman of the Board of Directors. Boris Frenkiel assumed
          Mr. Fitzpatrick's responsibilities.

          A Form 8-K was filed on March 30, 1995, announcing that
          David S. Teitelman has assumed the positions of President and CEO effective March 29, 1995. Boris Frenkiel who had been Wiltek's interim President since March 8, 1995, returned to his position as Vice President.







                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 13, 1995                            WILTEK, INC.




                                                DAVID S. TEITELMAN
                                                President & CEO