Form 10QSB
period 1995-07-31
WILTEK INC
filed 1995-09-19
CIK 107559

WILTEK, INC.

INDEX





                                            Page No.


PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet -
    at July 31, 1995                                                     3

Consolidated Statement of Operations
    for the Three and Nine Months Ended July 31, 1995 and 1994           4

Consolidated Statement of Cash Flows
    for the Nine Months Ended July 31, 1995 and 1994                     5

Notes to Consolidated Financial Statements                             6 - 7

Management's Discussion and Analysis of
    Financial Condition and Results of Operations                      8 - 9

PART II.   OTHER INFORMATION                                             10










              Wiltek, Inc.
           Consolidated Balance Sheet
              (Unaudited)
                                     July 31,
                                       1995
ASSETS
Current Assets
     Cash and cash equivalents                         $    334,900
     Accounts receivable, less
       allowance for doubtful
       accounts $35,000                                     828,900
     Other current assets                                   101,800

         Total Current Assets                      1,265,600

Equipment under capitalized lease, Net                      150,500
Equipment, net                                              256,700
                                   $1,672,800

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and
       accrued expenses                                  $  874,600
     Obligation under capitalized lease agreement            86,800

         Total Current Liabilities                   961,400

Long Term Liabilities
     Obligation under capitalized lease agreement            64,700

Commitments and Contingent Liabilities

Shareholders' Equity
     Preferred Stock 1,000,000 shares authorized
       and unissued
     Common Stock, stated value $.33-1/3 per share,
       9,000,000 shares authorized;
       shares issued:
       4,813,493                                          1,604,500
     Paid in capital                                      5,727,200
     Deficit                                             (5,171,300)
     Less treasury stock at cost
       1,236,235 shares                                  (1,513,700)

         Total Shareholders' Equity                  646,700
                                   $1,672,800

See accompanying notes to consolidated financial statements.

                   Wiltek, Inc.
             Consolidated Statement of Operations
                   (Unaudited)


                        Three Months Ended      Nine Months Ended
                           July 31                July 31
                        1995          1994      1995         1994
Net  Revenue
Communication services          $1,271,800   $1,153,400  $3,652,200   $3,441,100

Costs and Expense
  Cost of communication services   682,000      690,600   2,245,700    2,086,800
  Selling, general and
    administrative expenses        405,300      425,400   1,329,700    1,326,300
  Research and development          96,700      127,700     361,700      439,000
  Interest and dividend expense

    (income), net                      400       (4,100)     (4,100)
(15,200)
    (Gain) loss on sale of equipment
                                (200)    543,100        3,000
  Restructuring expenses                                    227,800

                    1,184,400    1,239,400   4,703,900    3,839,900

Net Profit (Loss)                   87,400      (86,000) (1,051,700)
(398,800)


Deficit at Beginning of Period  (5,258,700)  (3,885,500) (4,119,600)
(3,572,700)

Deficit at End of Period       ($5,171,300) ($3,971,500) (5,171,300)
(3,971,500)

Per Common Share and Common
  Equivalent Share:

       Net Profit (Loss)    $      .02   $     (.02) $     (.29) $      (.11)










See accompanying notes to consolidated financial statements.

                   Wiltek, Inc.
              Consolidated Statement of Cash Flows
                   (Unaudited)

                                   Nine Months Ended
                                        July 31
                                    1995             1994
Cash Flow from Operating Activities:
  Net (Loss)                                       $(1,051,700)     $(398,800)
  Adjustments to reconcile net (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                      230,800        305,800
    Valuation adjustment of
     short-term investments                                300           (200)
    Gain on sale of short term
     investments                                        (8,600)
    Loss on sale of fixed assets                       551,500          3,300
    (Increase) in accounts
     receivable and other current assets               (79,600)      (283,600)
    Increase (decrease) in accounts payable
     and accrued expenses                              365,500        (15,300)

           Total adjustments                     1,059,900         10,000

  Net cash provided (used) in operating activities       8,200       (388,800)

Cash Flow from Investing Activities:
  Capital expenditures                                (394,200)      (130,100)

  Proceeds from sale of short term investments         141,100

  Proceeds from sale of fixed assets                   167,500          7,500

  Net cash provided in investing activities            (85,600)      (122,600)

  Net increase (decrease) in cash and
   cash equivalents                                    (77,400)      (511,400)

  Cash and cash equivalents
   at beginning of period                              412,300        915,700

  Cash and cash equivalents at end of period        $  334,900     $  404,300

Supplemental Schedule of Non-Cash Investing
  and Financial Activities:
      A capital lease obligation of $173,700 was incurred when the company entered into a sale lease-back transaction for equipment.

See accompanying notes to consolidated financial statements.

                     WILTEK, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of July 31, 1995, and the related consolid. statements of operation for the three and nine month periods ended July 1995, and 1994 and the consolidated statement of cash flows for the nine month ended July 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements are been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of July 31,1995 and for the three and nine month periods then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1994.

The accounting policies followed by the company with respect to the unaudited interim financial statements are consistent with those stated in the 1994 Wiltek, Inc. Annual Report on Form 10-KSB.

Due to several years of losses, Wiltek has implemented a recently developed restructuring plan. During the last three months actions have been taken to reduce the workforce by approximately 15%, staff re-training and capital expenditures to provide the necessary training materials and environment for the new business plan. The plan's goals are to provide overhead reduction, stability, re-training and new business opportunity assessment. A new endeavor beyond the traditional electronic message switching services, is consulting services for networking and workflow automation. Wiltek has provided initial training for the Microsoft BackOffice product line.

In accordance with a Restructuring Plan approved by the Board of Directors on March 28, 1995, the Company sold a substantial portion of its fixed assets as a "Capital Lease Transaction". This resulted in a net loss in the amount of $552,300 for the fiscal quarter ended April 30, 1995. The terms of the lease-back are for 24 months effective May 1, 1995, with a monthly payment of $7,238. At the end of the lease the company, at its option, may purchase the leased equipment for fair market value or a maximum of $23,726. The Company also expensed $227,800 for severance pay and related employee benefits associated with personnel reductions. $51,800 in payments have been made from this amount during the reporting period. The company's restructuring program is intended to strengthen the company's business, improve long-term profitability and to enhance shareholder value. These actions are part of a continuing effort to identify opportunities to improve its cost structure.

The company does not engage in a formal risk management program with respect to foreign currency exposure. Typically the company maintains cash balances in UK banks to provide for the working capital requirements of Wiltek (UK)
As of July 31, 1995 and July 31, 1994 these deposits amounted to $152,500 and $142,300 respectively. The company receives a portion of its revenue from foreign revenue sources, incurs service costs in England denominated in UK pounds and has assets and liabilities in the UK. These factors give rise to currency risks which are dependent upon the fluctuation in exchange rates between the US dollar and UK pound. Wiltek does not use derivative instruments to hedge this risk.

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

In accordance with the terms of contracts with some of its customers, the Company pays the common carrier communication costs incurred by the customers. The Company is reimbursed by the customers for these costs. These reimbursements are reflected as a reduction of expenses in the Company's consolidated statement of operations and are not included in revenues. Amounts billed to the Company and subsequently rebilled to the customers during the nine month periods ended July 31, 1995 and 1994 were $754,900 and $775,300 respectively.

                     WILTEK, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash and cash equivalents have decreased by $77,400 from $412,300 at October 31, 1994 to $334,900 at July 31, 1995. Capital expenditures during the period amounted to $394,200 which was largely offset by the proceeds from the sale of short term investments $141,100 and from the sale of fixed assets $167,100. We expect that the existing resources and funds generated in future operating activities will meet our cash requirements.

Results of Operations

For the nine months ended July 31, 1995, the Company incurred a net loss of $1,051,700 compared to a net loss of $398,800 for the same period last year. Included in the loss are expenses recorded in the second quarter, in accordance with the company's Restructuring Plan approved by the Board of Directors on March 28, 1995. During that period the company sold fixed assets as a "Capital Lease Transaction" resulting in a net loss of $552,300, and also expensed $227,800 for severance pay and related employee benefits associated with personnel reductions. The company's restructuring program is intended to strengthen the company's business, improve long-term profitability and to enhance shareholder value. Subsequently for the three months ended
July 31, 1995, due to increased revenues and cost reductions, the company realized a net income of $87,400 versus a loss of $86,000 for the same period last year.


                              COMPARISON OF
                    THREE MONTHS ENDED        NINE MONTHS ENDED
                     JULY 31, 1995 AND 1994   JULY 31, 1995 AND 1994

                      $           %           $              %
Net Revenues                    118,400       10        211,100           6
Cost of Services                 (8,600)      (1)       158,900           8

Selling, General and
Administrative Expenses         (20,100)      (5)         3,400           3

Research and Development        (31,000)     (24)       (77,300)        (18)

Interest and Dividend Expense
(Income), Net                     4,500                  11,100          73

Other Expense (Income)              200                 540,100

Restructuring Expense                                   227,800

Net Profit (Loss)               173,400                (652,900)


Revenues have increased by 10% and 6% during the three and nine months ended
July 31, 1995, when compared to the same periods last year.

                      Three Months Ended       Nine Months Ended
                         July 31                 July 31
                      1995          1994       1995         1994
Communication Services Revenue  $1,271,800    $1,153,400 $ 3,652,200  $
3,441,100
Communication Services Costs       682,000       690,600   2,245,700
2,086,800
Gross Profits                   $  589,800    $  462,800  $1,406,500
$1,354,300
Gross Profit Margins                 46%           40%        39%        39%

During the three months ended July 31, 1995, gross profit margin improved by 6% versus the comparative period last year. The increase in profit margin was primarily due to higher revenues and reductions in salary and depreciation expenses following the sale of equipment due to the company's restructuring plan. For the nine month period, higher revenues were offset by increased communications costs resulting in no change in the gross profit margin percentage.

Selling, General and Administrative Expense: Lower salaries resulted in a 5% savings in this category for the three months ended July 31, 1995. There was no significant change in expenses for the nine months ended July 31, 1995, when it is compared to the same period of last year.

Research and Development: The elimination of one executive position resulted in a 24% and 18% decline in expenses for the three and nine month periods ended July 31, 1995 respectively.

Interest and Dividend Expense (Income): Due to current low interest rates available on short-term investments, and lower investment balances, interest income declined for the nine months ended July 31, 1995 when compared with the same period last year. Due to capitalized lease obligations during the three months ended July 31, 1995, interest expense exceeded income earned on short term investments.

Loss on Sale of Equipment: This category included the loss on the sale and lease-back of fixed assets of $552,300 for the nine months ended July 31, 1995.

Restructuring Expense: In accordance with the Restructuring Plan, $227,800 was accrued for severance pay and related employee benefits. $51,800 in payments have been made from this amount during the reporting period.

Taxes: Due to a loss during the nine month period and the use of net loss carr forward for the three month period, Federal or State income tax provisions are not required.

    PART II.  OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

  b. Reports on Form 8-K - A Form 8-K was filed on March 8, 1995, giving notice that Jay W. Fitzpatrick left his positions as President and Treasurer for medical reasons, and will continue to serve as Chairman of the Board of Directors. Boris Frenkiel assumed Mr. Fitzpatrick's responsibilities.

     A Form 8-K was filed on March 30, 1995, announcing that David S. Teitelman has assumed the positions of President and CEO effective March 29, 1995. Boris Frenkiel who had been Wiltek's interim President since March 8, 1995 returned to his position as Vice President.

     No reports of Form 8-K has been filed in the three months ended July 31,95










              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 6, 1995                        WILTEK, INC.




                            ______________________________
                             DAVID S. TEITELMAN
                             President & CEO