Form 10KSB
period 1995-10-31
WILTEK INC
filed 1996-01-25
CIK 107559

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                  FORM 10-KSB

              [Mark One)

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995

                                       OR

              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-2401

                           --------------------------

                                  WILTEK, INC.
                 (Name of small business issuer in its charter)

                  CONNECTICUT                                        06-0625999
        (State or other jurisdiction of                           (I.R.S. Employer
         incorporation or organization)                         Identification No.)

         542 WESTPORT AVE, NORWALK, CT                                 06851
    (Address of principal executive offices)                         (Zip code)

       Registrant's telephone number, including area code: (203) 853-7400
          Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
                      None                                              None

                           --------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of class)
                           --------------------------

    Check  whether the  issuer (1)  filed all  reports required  to be  filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No
____

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

    The issuer's revenue for its most recent fiscal year was $4,931,100

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 19, 1995 was $1,177,400

THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

    As of January 16, 1996, there were 3,637,258 shares of Common Stock, No Par Value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Information with respect to Directors, Management Remuneration and Security Ownership of Certain Beneficial Owners and Management are contained in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  WILTEK, INC.

                                  FORM 10-KSB

                                     PART I

ITEM 1. BUSINESS
    GENERAL

    Wiltek, Inc., (Wiltek or the "company"), is a Connecticut corporation which was organized in 1947. The company's principal offices are located at 542 Westport Avenue, Norwalk, CT 06851. Wiltek (UK) Ltd. is a wholly owned subsidiary which was organized in England in 1983 to provide Wiltek services to international users. Wiltek (UK) Ltd. is located at 2 Apple Walk, Swindon, England.

    Wiltek provides outsourcing connectivity services to companies migrating between or co-existing with multiple disparate messaging platforms. Wiltek performs all design required for the implementation and operation of its worldwide message and data communication services. These services enable Wiltek's customers to seamlessly communicate, with electronic mail, among all intra- and inter-company messaging systems both private and public. All issues of incompatible applications, systems, platforms, networks, protocols and formats are eliminated for Wiltek's customers and their respective trading partners.

    Another feature provided to Wiltek's customers is directory synchronization. Wiltek's directory synchronization services enable customers' multiple internal messaging systems to have all user address information presented in a complete, native format to all participating systems. This service feature also allows external trading partner systems to participate in the directory synchronization process.

    In addition to the communication and directory synchronization services described above, Wiltek has also developed a consulting and system integration organization. This unit is chartered to assist customers in the movement to Microsoft's-Registered Trademark- LAN based electronic messaging and workgroup systems. Wiltek is focusing on accounts that require assistance in the planning for, and implementation of, Microsoft Mail-Registered Trademark-, Microsoft Exchange-Registered Trademark- and Windows NT Server-Registered Trademark-. Wiltek is a Microsoft Solution Provider and is firmly committed to the Microsoft BackOffice-Registered Trademark- product line.

    Wiltek has developed a range of services which allowed customers to:

    1. Connect dissimilar computer based electronic mail systems such as IBM PROFS-Registered Trademark-, Digital Equipment
       All-In-One-Registered Trademark-, Microsoft Mail, Lotus
       Notes-Registered Trademark- and cc:Mail-Registered Trademark-. Generally, these systems operate within different divisions of the same company or in the customers' trading partner facilities.

    2. Communicate with public E-Mail services (AT&T Mail-Registered Trademark-, MCI Mail-Registered Trademark-, Advantis-Registered Trademark- (IBMMail, etc.), the Internet and X.400 services to allow users of host-based and client/server systems to correspond with E-Mail users outside of their company.

    3. Access facsimile and telex devices located throughout the world.

    WILTEK'S MARKET

    The market for Wiltek's electronic mail connectivity services is a result of the explosive growth in the installation of E-Mail systems throughout the world. In its broadest sense, electronic mail or messaging includes the electronic communication between individuals who use mainframe computers, mid-range systems, client/server platforms, personal computers, public electronic mail, facsimile or telex machines to send and/or receive information. Although the primary information type communicated via electronic mail is text created by individuals, more and more frequently it includes attached files created by computer based applications such as spreadsheets, database segments, executable code, video clips or formatted documents such as purchase orders. The worldwide installed base of computer based E-Mail users (mailboxes) is estimated to be 34,950,000 in 1993 and is projected to grow to 96,000,000 users by the end of 1997 (International Data Corporation, 1993).

    The other important component of Wiltek's market is the need to collect text from E-Mail users or from computer based data files and deliver this information to facsimile machines. This market (sometimes referred to as "text-to-fax" or "host computer-to-fax) has grown dramatically with the worldwide installation of more than 20,000,000 facsimile machines in the last decade.

    The growth in the installation base of E-Mail systems and facsimile terminals represents a significant opportunity for providers of gateway or connectivity software and services. Every time an E-Mail document or attached file needs to move from one type of system to a different system, computer or device it will require some or all of the following translations:

     - Protocol conversion to change the transmission method, e.g. from an IBM SNA protocol to an X.25 protocol.

     - Format conversion to accommodate the different structures of each E-Mail system, e.g. IBM PROFS to Microsoft Mail.

     - Transmission speed conversion because the sending systems operate at different transmission speeds than the receiving devices.

     - Code conversion to convert from one encoding standard to another, e.g. ASCII to EBCDIC.

     - Address translation to transform an individual ID or name on one system to a different ID on another system. For example, a user's name on Microsoft Mail might be "Jay W. Fitzpatrick" but on a PROFS system the name is limited to 8 characters and therefore might be "JWFITZFP."

    Organizations who use electronic mail have the option of buying hardware and software which they install and operate or to connect their different systems to a service provider like Wiltek to perform the functions outlined above. The magnitude of the market for these connectivity capabilities has grown as a result of the following factors:

    1. The increased size of the E-Mail and fax installed base.

    2. The number of companies using E-Mail is no longer limited to large corporations.

    3. The growing number of different types of E-Mail systems.

    4. Corporations are moving from large, mainframe based computers to PC's, LANs, and client/ server platforms.

    5. The need to synchronize directories of users among dissimilar systems has been more clearly recognized.

    6. The use of E-Mail has grown from an intra-enterprise application to one that crosses company boundaries to trading partners, i.e. suppliers and customers.

    MARKETING STRATEGY AND TARGET CUSTOMERS

    The company has traditionally targeted large multi-national companies that are likely to have dissimilar computer systems in multiple locations. Such companies have been plagued with inter-divisional communication problems because their computer strategies in the previous decade often differed from division to division, resulting in computer systems that need to communicate with each other. Wiltek's customer list contains over 35 large corporations, a majority of whom are Fortune 500 companies.

    As a result of the development by Wiltek of LAN connectivity and Directory Synchronization services, as well as Microsoft BackOffice related consulting services, the company's potential market is expanding. Large corporations who are migrating from mainframe computers to LAN based systems need significantly more connectivity between the older legacy systems and the new LAN E-Mail systems. To facilitate the transmission of messages between those disparate E-Mail systems, users are requiring directory services which incorporate the addresses of all of the users on other computers into their individual local directories. This process, known as Directory Synchronization is provided by Wiltek. In addition, the lower cost of hardware and software for LAN E-Mail has broadened the base of E-Mail users from large, international corporations (typically the top 1,000 companies), to the much larger market represented by mid-size and small companies. The downsizing of staff in large organizations and the relatively unsophisticated technical capabilities of smaller companies also enhances the attractiveness of using an outsourcing service like Wiltek rather than an in-house hardware/software solution.

    As an outgrowth of Wiltek's ability to connect to various computer systems, the company recognized the need to offer computer to facsimile services. For its facsimile services, Wiltek has targeted customers who have high volume (in excess of 10,000 pages per month) fax delivery requirements. Examples of users of these services are a food manufacturer who sends shipping acknowledgments to its customers and a steel company who transmits price quotes to its customers.

    NEW SERVICES AND PRODUCTS

    Wiltek's research and development activities are directed toward enhancing existing services and creating new services to meet customers' data communication needs. The company's research and development primarily involves the creation of computer software and the customization and integration of purchased software. The company's efforts are generally customer driven. As new requirements arise, Wiltek develops new software or adapts existing software to provide a solution.

    The company has recently installed new LAN and PC communications software to provide increased service capability to the rapidly growing LAN E-Mail segment of the market. In addition, the company has installed UNIX based hardware and software that enables it to provide X.500 Directory Services to its customers.

    Wiltek presently has Microsoft Certified Professionals (MCP) on staff certified in Windows NT Server, Windows NT Workstation, Microsoft Mail and Windows for Workgroups-Registered Trademark-. Additional personnel have significant experience in Microsoft Exchange. Wiltek's MCPs are located in both the U. S. and U. K. These individuals provide Wiltek's consulting customers with Microsoft BackOffice assistance. Wiltek concentrates efforts towards infrastructure and application design and development within the Microsoft NT Server, Exchange and Mail environments. Application work includes software development (utilizing Visual languages) to address application migration and workflow automation within large organizations.

                                                                     YEAR ENDED OCTOBER 31,
                                                                     ----------------------
                                                                        1995        1994
                                                                     ----------  ----------
                                                                        (IN THOUSANDS OF
                                                                            DOLLARS)
Communication Services.............................................  $  4,931.1  $  4,637.9

    Communications Services revenue increased by 6.3% in the fiscal year ended October 31, 1995, an improved economic environment and new consulting services resulted in increased revenue. Customers are charged a flat fee and/or on a usage sensitive basis, depending on the customer's contract.

    MAJOR CUSTOMERS

    During the fiscal year ended October 31, 1995, three customers, Ford Motor Company, Sea-Land Service, Inc. and Advantis, each accounted for 10% or more of the company's total revenues. These customers represented 41% of the total revenues in 1995. The company is dependent upon these three customers and the loss of any one of the customers could adversely effect the business of the company. In fiscal year 1994 three customers each accounted for over 10% of total revenues. These customers were Ford Motor Company, Sea-Land Service, Inc., and FX Concepts, Inc., representing 48% of the company's total revenues.

    FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    The company began foreign operations in 1983 in England to provide services to its customers outside of the United States. Operations outside the United States are subject to the usual risks and limitations attendant upon investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws and other domestic and foreign governmental policies affecting United States companies doing business abroad. The company does not engage in a formal risk management program with respect to foreign currency exposure.
Typically the company maintains cash balances in UK banks to provide for the working capital requirements of Wiltek (UK) Ltd. As of October 31, 1995 and October 31, 1994 these deposits amount to $112,000 and $113,400 respectively. The company receives a portion of its revenue from foreign revenue sources, incurs service costs in England, denominated in UK pounds, and has assets and liabilities in the UK. These factors give rise to currency risks which are dependent upon the fluctuation in exchange rates between the US dollar and UK pound. Wiltek does not use derivative instruments to hedge this risk. All currency figures are expressed in US dollars.

    Information about the company's operation in different geographical areas:

                                                                           YEAR ENDED OCTOBER 31
                                                                     ----------------------------------
                                                                                   UNITED
                                                                      DOMESTIC    KINGDOM      TOTAL
                                                                     ----------  ----------  ----------
                                                                         (IN THOUSANDS OF DOLLARS)
1995
-------------------------------------------------------------------
Revenues...........................................................  $  3,805.4  $  1,125.7  $  4,931.1
Net Loss...........................................................  $   (796.6) $    (73.4) $   (870.0)
Identifiable Assets................................................  $  1,215.2  $    513.8  $  1,729.0

1994
-------------------------------------------------------------------
Revenues...........................................................  $  3,382.9  $  1,255.0  $  4,637.9
Net Loss...........................................................  $   (531.7) $    (15.2) $   (546.9)
Identifiable Assets................................................  $  1,839.3  $    519.7  $  2,359.0

    Included in the above are U.S. management costs allocated to U.K. operations and net interest expense charged to Wiltek (U.K.) Ltd. in the amount of $231,100 in 1995 and $291,100 in 1994.

    NET SALES BACKLOG

    The company believes that sales backlog is not a meaningful indication of future revenue because most of its revenue is derived from short-term contracts for communications services and services are generally initiated within 90 days of receipt of an order.

    EMPLOYEES

    The company and its subsidiary Wiltek (U.K.) Ltd. employed 32 full-time employees as of October 31, 1995.

    COMPETITION

    The office automation and communications field in which the company operates is highly competitive and characterized by rapid changes due to technological improvements and developments. Both low-cost commodity and high-cost custom providers of services exist within the company's marketplace. Major service competitors include CDS-Registered Trademark-, AT&T-Registered Trademark- and Sprint-Registered Trademark-. Consulting competitors are ill-defined due to the infancy of the Microsoft BackOffice-Registered Trademark- product line from a corporate acceptance and implementation standpoint. Despite the competition, the company believes that its high level of capability in software development, network management and cost effectiveness make it competitive in the industry.

    RESEARCH AND DEVELOPMENT

    The company's research and development activities are directed toward enhancing existing services and creating new services, including consulting services for networking and workflow automation to meet customers' data communication needs. During fiscal years 1995 and 1994 Wiltek spent $467,400 and $579,400, respectively, on research and software development.

ITEM 2. PROPERTIES

    The company occupies a portion of a three-story building at 542 Westport Avenue, Norwalk, Connecticut, as a tenant under a lease expiring December 31, 1999. The space consists of approximately 15,000 square feet and is utilized for offices and a computer center. Additionally, the company is leasing approximately 3,500 square feet in Swindon, England for the Wiltek (U.K.) computer center under a lease which expires February 1, 1997.

ITEM 3. LEGAL PROCEEDINGS

    The company is not involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There  were no matters  submitted to a  vote of security  holders during the
fourth  quarter  of  the  fiscal  year  covered  by  this  report  through   the
solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    (a) The following table shows the range of closing bid prices for the Common Stock, in the over-the-counter market for the fiscal quarters indicated, as reported by NASDAQ. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commission and do not necessarily represent actual transactions:

                                                                                      BID PRICES
                                                                                 --------------------
1995                                                                               HIGH        LOW
-------------------------------------------------------------------------------  ---------  ---------
First Quarter..................................................................       5/16        1/4
Second Quarter.................................................................        1/4       3/16
Third Quarter..................................................................        1/8        1/8
Fourth Quarter.................................................................       7/16        3/8


1994                                                                               HIGH        LOW
-------------------------------------------------------------------------------  ---------  ---------
First Quarter..................................................................       7/16        1/3
Second Quarter.................................................................       7/16       3/16
Third Quarter..................................................................       7/16       3/16
Fourth Quarter.................................................................       7/16       3/16

    (b) Approximate number of equity security holders:

                                                                          APPROXIMATE NUMBER OF
                                                                          RECORD HOLDERS (AS OF
TITLE OF CLASS                                                              JANUARY 16, 1996)
----------------------------------------------------------------------  -------------------------
Common Stock, No Par Value............................................                772

    (c) Dividends

    The company has not paid cash dividends on its Common Stock. The payment of dividends is at the discretion of Wiltek's Board of Directors. The company plans to reinvest its cash flow in its business and does not anticipate payment of cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    SUMMARY

    The following table sets forth for the periods indicated (i) percentages of certain items to net revenue of the company and (ii) the percentage increases (decreases) of such items as compared to the prior period:

                                                                           RELATIONSHIP TO
                                                                            TOTAL REVENUES      PERIOD TO PERIOD
                                                                          YEAR ENDED OCTOBER   INCREASE (DECREASE)
                                                                                 31,               YEARS ENDED
                                                                         --------------------  -------------------
                                                                           1995       1994           1994-95
                                                                         ---------  ---------  -------------------
Net Revenues:
  Communication Services...............................................      100.0%     100.0%            6.3%
Cost of Services.......................................................       57.3       61.4             (.6)
                                                                         ---------  ---------
Gross Margin...........................................................       42.7       38.6            17.4
Selling, General and Administrative Expenses...........................       36.8       38.2             2.5
Research and Development...............................................        9.5       12.5           (19.3)
Interest and Dividend Income, Net......................................        (.1)       (.4)          (79.6)
Other Expense (Income).................................................                    .1
Loss on Sale of Equipment..............................................       11.0
Restructuring Expenses.................................................        3.1
                                                                         ---------  ---------
  Net Loss.............................................................      (17.6)%     (11.8)%           59.1%
                                                                         ---------  ---------           -----
                                                                         ---------  ---------           -----

    NET REVENUES

    Communication services increased by 6.3% versus 1.5% for the same period in 1994. This growth in revenue is due to the addition of new customers during the year and new revenue from consulting services.

    COST OF SERVICES AND GROSS PROFIT MARGINS

    The gross profit margin for Communication Services increased by 17.4% in the current fiscal year when compared to last year. The increase in profit margin is primarily due to higher revenues and lower salary and benefits costs and depreciation expense.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    The company's sales, general and administrative expenses amounted to 36.8% of total revenues during 1995 as compared to 38.2% during the same period last year. These percentages are higher than that of other large companies in the industry. As revenue grows, the company's goal will be to bring these costs in line with industry standards.

    RESEARCH AND DEVELOPMENT

    Expenditures for research and development amounted to $467,400 and $579,400 for the fiscal years ended October 31, 1995 and 1994, respectively. The reduction in expense for the fiscal year ended October 31, 1995, is due to the elimination of one executive position resulting in a savings of 19.3%.

    INTEREST AND DIVIDEND INCOME

    Interest and dividend income was $3,800 in fiscal 1995 and $18,600 in fiscal 1994. Lower amounts invested for the period resulted in a decrease in interest income of 79.6%.

    LOSS ON SALE OF EQUIPMENT

    A loss on the sale of equipment in a sale and lease-back transaction resulted in a loss of $552,300 which was partially offset by a gain from the sale of a vehicle of $800.

    RESTRUCTURING EXPENSE

    In accordance with a restructuring plan implemented in April 1995, $227,800 was accrued for severance pay and related employee benefits, $76,600 was reversed in the fourth quarter due to an officer accepting a new position in lieu of retiring. $73,100 in payments have been made from this amount during the reporting period.

    LIQUIDITY AND CASH FLOW

    Cash and cash equivalents as of October 31 are presented in the following table:

                                                                         1995         1994
                                                                      -----------  -----------
Cash in banks.......................................................  $   134,400  $   332,000
Bank money market funds.............................................      309,800       80,300
                                                                      -----------  -----------
                                                                      $   444,200  $   412,300
                                                                      -----------  -----------
                                                                      -----------  -----------

    Cash and cash equivalents increased by $31,900 during fiscal 1995. The sale of short-term investments of $141,100, sale of fixed assets of $167,500, capital lease obligation of $158,200 and increased payables of $86,700 were partially offset by new computer purchases of $454,700 and payments under lease obligation of $39,600. (See Note 11 to consolidated financial statements for more about liquidity matters).

    During fiscal 1994 cash and cash equivalents decreased by $503,400. A net loss of $546,900 was partially offset by $406,000 in depreciation expense included in that loss. Capital expenditures of $182,900 and an increase in accounts receivable of $219,800 were the main causes of the decrease in cash.

    The company currently has $3,460,600 in net operating loss carryforwards for U.S. tax purposes which will begin to expire in 1997. See note 8 to the Consolidated Financial Statements for additional details. Wiltek (U.K.) Ltd. has a tax loss carryforward of $842,600.

    Capital expenditures in fiscal 1995 were primarily for computer equipment ($454,700). In fiscal year 1994 computer equipment was purchased for $154,300. Other equipment expenditures totalled $28,600.

    Anticipated capital expenditures in 1996 will be approximately $262,000. We expect that existing cash resources will meet these capital requirements.

    The company has entered into a capital lease obligation arising from a sale and lease-back transaction. The company received net proceeds of $153,500 in exchange for fixed assets with a net book value of $705,800. The lease is for two years, ending April, 1997.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Consolidated Financial Statements annexed hereto and Item 6 above.

ITEM 8.  DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the year  ended October  31, 1995,  or the  twenty-four month  period
prior   thereto,  there  were  no  disagreements  on  accounting  and  financial disclosure practices.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a)Identification of directors

    Information with respect to the directors is contained in the company's proxy statement for the 1996 Annual Meeting of Shareholders and is incorporated herein by reference pursuant to General Instruction G(3).

    (b)Identification of executive officers

    The names, ages and positions of all executive officers of the company are listed below along with a brief description of their business experience. All officers are appointed by the Board annually to serve for the ensuing year.

          NAME                 AGE           POSITIONS AND OFFICES
-------------------------      ---      --------------------------------
Jay W. Fitzpatrick                 54   Chairman
David S. Teitelman                 39   President
Boris Frenkiel                     56   Vice President & Secretary
F. Spencer Pooley, Jr.             55   Vice President

    Mr. Fitzpatrick came to the company as Treasurer from Exxon Corporation in 1969 and was elected to the additional offices of Secretary in 1970 and Vice President in 1971. He was elected President, Treasurer and Director in 1983 and Chairman of the Board in 1994. Effective March 7, 1995, Mr. Fitzpatrick resigned his positions of President, CEO and Treasurer for medical reasons and retained his position as Chairman of the Board of Directors.

    Mr. Teitelman came to the company in 1982 and served in a variety of positions including software engineering, operations and systems engineering. He became Director of Marketing and Systems Engineering in 1994. On April 1, 1995 he was selected to become President and CEO of the company.

    Mr. Frenkiel rejoined Wiltek as Vice President of Operations in 1983 after a five year period during which time he was a Vice President of General DataCom and National CSS corporations. Prior to that he was Vice President of Field Services for Wiltek from 1973 until 1978 and Vice President of Engineering from 1970 to 1973. He was appointed to Wiltek's Board of Directors in 1994.

    Mr. Pooley has been a Vice President of the company since 1970. He was employed by AT&T Bell Laboratories from 1964 to 1969. He was appointed to Wiltek's Board of Directors in 1994.

ITEM 10.  MANAGEMENT REMUNERATION AND TRANSACTIONS

    The information required by this item is contained in the company's proxy statement for the 1996 Annual Meeting of Shareholders and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is contained in the company's proxy statement for the 1996 Annual Meeting of Shareholders and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)The following documents are filed as part of this report:

       (1) Financial Statements

               The consolidated financial statements filed as part of this report are as listed in the Index to Financial Statements on page 13 which immediately precedes such statements.

       (2) Exhibits

               A list of the exhibits required by Item 601 of Regulation S-K filed as part of this report is set forth in the Index to Exhibits on page 25, which immediately precedes such exhibits and is incorporated herein by reference.

    (b)Reports on Form 8-K

    Form 8-K was filed on March 8, 1995 reporting that J. W. Fitzpatrick has left his position as President and Treasurer of the company for medical reasons. He will continue to serve as Chairman of the Board of Directors. On March 30, 1995, an 8K was filed reporting that David S. Teitelman has assumed the positions of President and CEO at Wiltek.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WILTEK, INC.

                                          By ___________________________________
                                                     David S. Teitelman
                                                          PRESIDENT
Date: January 25, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


       -----------------------------
            Jay W. Fitzpatrick                Chairman                Date: January 25, 1996


       -----------------------------          President and Chief
             David S. Teitelman                Executive Officer      Date: January 25, 1996

                                              Vice President,
       -----------------------------           Director and           Date: January 25, 1996
               Boris Frenkiel                  Secretary

       -----------------------------        Vice President and
             F. Spencer Pooley                 Director               Date: January 25, 1996

       -----------------------------
             Graeme MacLetchie                Director                Date: January 25, 1996

                                  WILTEK, INC.

                         INDEX TO FINANCIAL STATEMENTS

                  COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

                                                                                                      PAGE REFERENCE
                                                                                                    -------------------
Report of Independent Accountants.................................................................              14
Consolidated Balance Sheet at October 31, 1995....................................................              15
Consolidated Statements of Operations and Deficit for the Years Ended October 31, 1995 and 1994...              16
Consolidated Statements of Cash Flows for the Years Ended October 31, 1995 and 1994...............              17
Notes to the Consolidated Financial Statements....................................................              18
Index to Exhibits.................................................................................              24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
  Wiltek, Inc.

    We have audited the accompanying consolidated balance sheet of Wiltek, Inc. and Subsidiary (the "Company") as of October 31, 1995, and the related consolidated statements of operations and deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wiltek, Inc. and Subsidiary as of October 31, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

                                                              GRANT THORNTON LLP

New York, New York
December 26, 1995

                                  WILTEK, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                                                     OCTOBER 31,
                                                                                                        1995
                                                                                                   ---------------
Current assets
  Cash and cash equivalents......................................................................   $     444,200
  Accounts receivable, less allowance for doubtful accounts -- $35,000...........................         746,700
  Other current assets...........................................................................          98,400
                                                                                                   ---------------
    Total current assets.........................................................................         845,100
Equipment, net...................................................................................         430,700
                                                                                                   ---------------
    Total assets.................................................................................   $   1,720,000
                                                                                                   ---------------
                                                                                                   ---------------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Obligation under capital lease, current portion................................................   $      79,100
  Accounts payable and accrued expenses..........................................................         742,300
  Deferred income................................................................................           7,200
                                                                                                   ---------------
    Total current liabilities....................................................................         828,600
                                                                                                   ---------------
Long term liabilities
  Obligation under capital lease, less current portion...........................................          39,500
Commitments and contingent liabilities
Shareholders' equity
  Preferred stock, 1,000,000 shares authorized and unissued
  Common stock, stated value $.33-1/3 per share,
   common shares authorized 9,000,000; shares issued 4,823,493...................................       1,607,800
  Paid-in capital................................................................................       5,686,400
  Deficit........................................................................................      (4,989,600)
  Less treasury stock, at cost 1,186,235 shares..................................................      (1,452,700)
                                                                                                   ---------------
    Total shareholders' equity...................................................................         851,900
                                                                                                   ---------------
    Total liabilities and shareholders' equity...................................................   $   1,720,000
                                                                                                   ---------------
                                                                                                   ---------------

          See accompanying notes to consolidated financial statements.

                                  WILTEK, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                                                                        YEAR ENDED OCTOBER 31,
                                                                                    ------------------------------
                                                                                         1995            1994
                                                                                    --------------  --------------
Net Revenues
  Communication services..........................................................  $    4,931,100  $    4,637,900
Costs and Expenses
  Cost of communication services..................................................       2,829,000       2,847,800
  Selling, general and administrative expenses....................................       1,814,200       1,770,100
  Research and development........................................................         467,400         579,400
  Interest and dividend income, net...............................................          (3,800)        (18,600)
  Other expenses (income).........................................................          (8,400)          6,100
  Loss on sale of equipment.......................................................         551,500
  Restructuring expenses..........................................................         151,200
                                                                                    --------------  --------------
                                                                                         5,801,100       5,184,800
                                                                                    --------------  --------------
Net Loss..........................................................................        (870,000)       (546,900)
Deficit at Beginning of Year......................................................      (4,119,600)     (3,572,700)
                                                                                    --------------  --------------
Deficit at End of Year............................................................  $   (4,989,600) $   (4,119,600)
                                                                                    --------------  --------------
                                                                                    --------------  --------------
Weighted Average Shares Outstanding...............................................       3,577,696       3,577,258
                                                                                    --------------  --------------
Per Common Share:
  Net Loss........................................................................  $         (.24) $         (.15)
                                                                                    --------------  --------------
                                                                                    --------------  --------------

          See accompanying notes to consolidated financial statements.

                                  WILTEK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED OCTOBER 31,
                                                                                        --------------------------
                                                                                            1995          1994
                                                                                        ------------  ------------
Cash flows from operating activities:
  Net loss............................................................................  $   (870,000) $   (546,900)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.....................................................       270,000       406,000
    Issuance of treasury stock as bonus...............................................        21,000
    Valuation adjustment of short-term investments....................................           300          (300)
    Gain on sale of short term investments............................................        (8,600)
    Loss on sale of fixed assets......................................................       551,500         6,400
    (Increase) Decrease in accounts receivable and other current assets...............         6,000      (219,800)
    Increase in accounts payable and accrued expenses.................................        86,700        20,900
                                                                                        ------------  ------------
Total adjustments.....................................................................       926,900       213,200
                                                                                        ------------  ------------
Net cash provided (used) from operating activities....................................        56,900      (333,700)
                                                                                        ------------  ------------
Cash flows from investing activities:
  Capital expenditures................................................................      (454,700)     (182,900)
  Proceeds from sale of investments...................................................       141,100
  Proceeds from sale of fixed assets..................................................       167,500        13,200
                                                                                        ------------  ------------
Net cash used in investing activities.................................................      (146,100)     (169,700)
                                                                                        ------------  ------------
Cash flow from financing activities:
  Proceeds from exercise of stock options.............................................         2,500
  Capital lease obligation............................................................       158,200
  Payments under capital lease obligation.............................................       (39,600)
                                                                                        ------------  ------------
Net cash provided from financing activities...........................................       121,100
                                                                                        ------------  ------------
  Net increase (decrease) in cash and cash equivalents................................        31,900      (503,400)
  Cash and cash equivalents at beginning of year......................................       412,300       915,700
                                                                                        ------------  ------------
Cash and cash equivalents at end of year..............................................  $    444,200  $    412,300
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for income taxes..........................................  $      5,000  $      8,800
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Non cash investing and financing
  Capital expenditures in accounts payable............................................  $      2,200  $    158,100
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to consolidated financial statements.

                                  WILTEK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES AND PRACTICES

    GENERAL: The Company operates exclusively in one industry segment (line of business): The design and management of data communication networks and services.

    During the fiscal year ended October 31, 1995, three customers each accounted for more than 10% of the Company's total revenues. These customers were Ford Motor Company 15%, Advantis 10% and Sea-Land Services, Inc. 16%.

    In the fiscal year ended October 31, 1994, three customers accounted for 10% or more of the Company's total revenues. The customers were Ford Motor Company 19.0%, Sea-Land Service, Inc. 16.6% and FX Concepts, Inc. 12.4%.

    The Company began foreign operations in 1983 when it established its computer center in London, England. During fiscal year 1995, the U.K. operation's total revenues were $1,125,700 with a net loss of $73,400. Included in the above are $204,600 in U.S. management costs allocated to U.K. operations and intercompany net interest expense charged to Wiltek (U.K.) Ltd. in the amount of $26,500. Identifiable total assets amounted to $513,800. The U.S. dollar is the functional currency of the U.K. operation.

    CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Wiltek (U.K.) Ltd. All significant intercompany transactions have been eliminated in consolidation.

    CASH EQUIVALENTS: For purposes of the statement of cash flows, the Company considers all highly liquid instruments including money market funds and certificates of deposit with original maturities of three months or less to be cash equivalents. The Company currently has on deposit approximately $180,000 which is subject to concentration of credit risk as it is not insured.

    INVESTMENTS: In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. SFAS 115 is effective for fiscal years beginning after December 15, 1993. The impact on the Company's financial statements was not material.

    REVENUE RECOGNITION: Customers are invoiced at the beginning of the month for fixed rate services and at the end of the month for usage sensitive services. Revenue is recognized when services are performed.

    In accordance with the terms of contracts with some of its customers, the Company pays the common carrier communication costs incurred by the customers. The Company is reimbursed by the customers for these costs. The reimbursement is reflected as a reduction of expenses in the Company's consolidated statement of operations and is not included in revenues. Amounts billed to the Company and subsequently rebilled to the customers during the fiscal years ended October 31, 1995 and 1994 were $990,300 and $1,027,100, respectively.

    EQUIPMENT: Equipment is carried at cost. Major renewals and betterments are charged to the equipment accounts while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. The Company follows the policy of providing for depreciation of equipment over the estimated useful lives: computer equipment 5 years; furniture and fixtures 8-10 years; automobile 4 years; leasehold improvements over the remaining life of the lease. Depreciation on fixed assets under the sale and lease-back transaction are depreciated over the term of the lease, two years. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the accounts and the resulting profit or loss is credited or charged to income.

    RESEARCH AND DEVELOPMENT: The Company's research and development activities are directed toward enhancing existing services and creating new services to meet customers' data communication needs. During fiscal years 1995 and 1994, Wiltek spent $467,400 and $579,400, respectively, on research and software development.

    TAXES: Effective November 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The effect of the adoption of this standard on the Company's financial statements was insignificant.

    LOSS PER SHARE: Loss per share is based on the weighted average number of common shares. Common share equivalents are omitted since the effect is antidilutive.

    NOTE 2 -- RESTRUCTURING PLAN

    The Company began working on the proposed restructuring program during the fiscal year 1995 second quarter. The restructuring charge consists of severance and related costs in connection with the planned reduction of approximately 15% of the Company's workforce or 6 salaried jobs, to execute the restructuring program. A Vice President originally considered as part of the restructuring plan, in the fourth quarter accepted a reduced salary and responsibilities in lieu of retiring. It is anticipated that these actions will be implemented over the next twelve months and the Company expects to realize annualized pretax savings of approximately $151,200 upon full implementation. However, there can be no assurance that the Company will realize these savings.

    The status of the restructuring provision at year end was:

Initial provision................................................  $ 227,800
1995 activity....................................................    (73,100)
Reversal of Officer severance and related employee benefits......    (76,600)
                                                                   ---------
Balance at October 31, 1995, included in accrued severance pay...  $  78,100
                                                                   ---------
                                                                   ---------

NOTE 3 -- EQUIPMENT

                                                                                 OCTOBER 31,
                                                                                    1995
                                                                               ---------------
Sale and lease-back equipment................................................   $     158,200
Furniture and Fixtures.......................................................          11,500
Computer equipment...........................................................         494,000
Leasehold improvements.......................................................         354,600
                                                                               ---------------
                                                                                    1,018,300
Less: accumulated depreciation and amortization..............................         587,600
                                                                               ---------------
     Computer and other equipment, net.......................................   $     430,700
                                                                               ---------------
                                                                               ---------------

NOTE 4 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                 OCTOBER 31,
                                                                                    1995
                                                                               ---------------
Accrued taxes payable........................................................   $      13,200
Accounts payable.............................................................         461,000
Accrued payroll, vacations and employee benefits.............................         122,000
Accrued commissions..........................................................          12,700
Accrued professional fees....................................................          33,500
Other accrued expenses.......................................................          15,400
Accrued severance pay........................................................          84,500
                                                                               ---------------
Total accounts payable and accrued expenses..................................   $     742,300
                                                                               ---------------
                                                                               ---------------

NOTE 5 -- OBLIGATION UNDER CAPITAL LEASE

    In April 1995, the Company entered into a sale and lease-back agreement for computers and other equipment in the amount of $158,200. This resulted in a net loss of $552,300 for the second quarter and the fiscal year end. The terms of the sale and lease-back agreement are for 24 months effective May 1, 1995, with a monthly payment of $7,238 at an interest rate of 9.1695%. At the end of the lease the company, at its option, may purchase the leased equipment for fair market value or a maximum of $23,726. Accumulated depreciation amounted to $39,600 for the fiscal year 1995.

    The related future lease minimum payments as of October 31, 1995, are as follows:

                                                                                    CAPITAL
YEAR ENDING OCTOBER 31                                                              LEASES
-------------------------------------------------------------------------------  -------------
1996...........................................................................   $    86,700
1997...........................................................................        41,700
                                                                                 -------------
Net minimum lease payment......................................................       128,400
Amount representing interest...................................................         9,800
                                                                                 -------------
Obligation under capital lease.................................................   $   118,600
                                                                                 -------------
                                                                                 -------------

NOTE 6 -- CHANGES IN SHAREHOLDERS' EQUITY AND OPTIONS

    Set forth below is a summary of changes in shareholders' equity for the two years ended October 31, 1995.

                                     COMMON                                                         TREASURY STOCK
                                     SHARES        COMMON         PAID-IN                     ---------------------------
                                     ISSUED         STOCK         CAPITAL        DEFICIT           COST         SHARES
                                   -----------  -------------  -------------  --------------  --------------  -----------
Balance 10/31/93.................    4,813,493  $   1,604,500  $   5,727,200  $   (3,572,700) $   (1,513,700)   1,236,235
Net Loss.........................                                                                   (546,900)
                                   -----------  -------------  -------------  --------------  --------------  -----------
Balance 10/31/94.................    4,813,493      1,604,500      5,727,200      (4,119,600)     (1,513,700)   1,236,235
                                   -----------  -------------  -------------  --------------  --------------  -----------
Issuance of Treasury Stock as
 bonus...........................                                    (40,000)                         61,000      (50,000)
Exercise of Stock Options........       10,000          3,300           (800)
Net Loss.........................                                                                   (870,000)
                                   -----------  -------------  -------------  --------------  --------------  -----------
Balance 10/31/95.................    4,823,493  $   1,607,800  $   5,686,400  $   (4,989,600) $   (1,452,700)   1,186,235
                                   -----------  -------------  -------------  --------------  --------------  -----------
                                   -----------  -------------  -------------  --------------  --------------  -----------

NOTE 7 -- STOCK OPTIONS

    At the 1984 Annual Meeting of shareholders, the 1983 Stock Option Plan was approved. An aggregate of 500,000 shares was authorized under the plan.

                                                                      NUMBER
1983 STOCK OPTIONS                                                   OF SHARES    PRICE PER SHARE        TOTAL
-------------------------------------------------------------------  ---------  --------------------  -----------
Outstanding at 10/31/93............................................    293,000     $1.00 to $1.75     $   314,024
Cancelled..........................................................      2,000        $1.3125               2,625
                                                                     ---------                        -----------
Outstanding at 10/31/94............................................    291,000     $1.00 to $1.75         311,399
                                                                     ---------                        -----------
Cancelled/Expired..................................................    239,000     $1.01 to $1.75         249,647
                                                                     ---------                        -----------
Outstanding at 10/31/95............................................     52,000    $1.03 to $1.3125    $    61,752
                                                                     ---------                        -----------
Exercisable at:
October 31, 1994...................................................    291,000     $1.00 to $1.75     $   311,399
October 31, 1995...................................................     52,000    $1.03 to $1.3125    $    61,752

    No shares were available for future grants at October 31, 1995.

    None of the above option prices were less than fair market value at the date of grant.

    At the 1989 Annual Meeting of shareholders, the 1988 Stock Option Plan was approved. An aggregate of 400,000 shares was authorized under the plan.

                                                                         NUMBER
1988 STOCK OPTIONS                                                      OF SHARES   PRICE PER SHARE      TOTAL
----------------------------------------------------------------------  ---------  -----------------  -----------
Outstanding at 10/31/93...............................................    187,500   $1.03 to $2.94    $   220,225
Cancelled.............................................................     10,500   $1.03 to $2.94         21,320
                                                                        ---------                     -----------
Outstanding at 10/31/94...............................................    177,000                         198,905
                                                                        ---------                     -----------
Cancelled.............................................................        500        $2.94              1,470
                                                                        ---------                     -----------
Outstanding at 10/31/95...............................................    176,500   $1.03 to $2.94    $   197,435
                                                                        ---------                     -----------
Exercisable at
October 31, 1994......................................................    177,000   $1.03 to $2.94    $   198,905
October 31, 1995......................................................    176,500   $1.03 to $2.94    $   197,435

    No shares were available for future grants at October 31, 1995.

    None of the above option prices were less than fair market value at the date of grant.

1994 STOCK OPTIONS

    At the 1995 Annual Meeting of Shareholders, the 1994 Stock Option Plans for employees (750,000 shares) and non-employees (100,000 shares) were approved. An aggregate of 850,000 shares were authorized under the plan.

                                                                            NUMBER
EMPLOYEES                                                                  OF SHARES   PRICE PER SHARE      TOTAL
-------------------------------------------------------------------------  ---------  -----------------  -----------
Outstanding at 10/31/94..................................................    427,000      $     .25      $   106,750
Granted..................................................................    178,000      $     .25           44,500
Exercised/Cancelled......................................................     88,000      $     .25           22,000
                                                                           ---------                     -----------
Outstanding at 10/31/95..................................................    517,000      $     .25      $   129,250
                                                                           ---------                     -----------
Exercisable at 10/31/95..................................................    517,000      $     .25      $   129,250

    Number of shares available for future grants at October 31, 1995    223,000.

                                                                            NUMBER
NON-EMPLOYEES                                                              OF SHARES   PRICE PER SHARE      TOTAL
-------------------------------------------------------------------------  ---------  -----------------  -----------
Granted..................................................................     35,000      $     .25      $     8,750
Outstanding at 10/31/95..................................................     35,000      $     .25      $     8,750

    Number of shares available for future grants at October 31, 1995    65,000.

    None of the above option prices were less than fair market value at the date of grant.

NOTE 8 -- INCOME TAXES

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. In accordance with the SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company anticipates utilizing its deferred tax assets only to the extent of its deferred tax liabilities. Therefore, the Company has established a valuation allowance to reduce its net deferred tax asset to zero at October 31, 1995. The Company accounts for the investment tax credit on the flow-through method. In fiscal year ended 1995 and 1994 included in sales, general and administrative expenses, is tax expense of $3,400 and $6,050 respectively. Significant components of the Company's deferred tax assets as of October 31, 1995 are as follows:

    Deferred tax assets:

Net Operating loss carryforward................................  $ 1,718,547
Investment tax credit carryforward.............................      129,800
                                                                 -----------
Deferred tax asset.............................................    1,848,347
                                                                 -----------
  Less valuation allowance.....................................   (1,848,347)
Net deferred tax assets........................................  $         0
                                                                 -----------
                                                                 -----------

    Net loss before and after income taxes for the two fiscal year periods was as follows:

                                                     DOMESTIC    UNITED KINGDOM      TOTAL
                                                   ------------  ---------------  ------------
1995.............................................  $   (796,600)   $   (73,400)   $   (870,000)
1994.............................................  $   (531,700)   $   (15,200)   $   (546,900)

    At October 31, 1995, the Company's U.S. operating loss carryforwards for financial accounting and Federal tax purposes approximated $3,460,600 and $2,294,500 for state tax purposes. The Company's U.K. operating loss carryforwards are approximately $842,600 for tax purposes.

    At October 31, 1995, investment tax credits of approximately $129,800 are available to reduce future taxes on taxable income after the future tax benefits arising from existing operating loss carryforwards have been realized. According to the provisions of the Tax Reform Act of 1986, this carryforward was reduced by 35% effective July 1, 1987. The U.S. tax loss carryforwards and investment tax credit carryforwards expire as follows:

                                                                            INVESTMENT TAX
                                                             TAX LOSS           CREDIT
EXPIRATION                                                 CARRYFORWARDS     CARRYFORWARDS
---------------------------------------------------------  -------------  -------------------
1995.....................................................                     $     5,300
1996.....................................................                          36,900
1997.....................................................   $   210,300            28,500
1998.....................................................       612,800            22,400
1999.....................................................       354,900            18,400
2000.....................................................                          14,400
2001.....................................................                           3,900
2007.....................................................       404,400
2008.....................................................       628,100
2009.....................................................       474,800
2010.....................................................       775,000
                                                           -------------       ----------
                                                            $ 3,460,600       $   129,800
                                                           -------------       ----------
                                                           -------------       ----------

    The Tax Reform Act of 1986 enacted a complex set of rules (Internal Revenue Code Section 382) limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate "ownership change." Generally, this occurs when there is a greater than 50% change in ownership.

NOTE 9 -- COMMITMENTS AND CONTINGENT LIABILITIES

    There are in effect annual employment agreements with three officers of the Company which call for a base compensation to be mutually agreed upon at renewal and upon failure to reach agreement will terminate, with the officer, in certain circumstances, being entitled to a severance payment in an amount equal to one-half of his then current annual base compensation. The minimum aggregate payouts under such contracts approximate $210,200.

    Total rental expenses for office space, equipment and automobiles included in the results of operations for fiscal years ended October 31, 1995 and 1994, were $258,000 and $240,500 respectively. Minimum rental commitments under noncancelable leases covering space and equipment are as follows:

FISCAL YEAR                                                                RENTAL COMMITMENTS
-------------------------------------------------------------------------  -------------------
1996.....................................................................          313,400
1997.....................................................................          203,400
1998.....................................................................          139,200
1999.....................................................................          135,100
2000.....................................................................           21,700
                                                                                ----------
                                                                               $   812,800
                                                                                ----------
                                                                                ----------

NOTE 10 -- RELATED PARTY TRANSACTION

    The Company paid consulting fees of $29,160 to an officer and director in fiscal year 1994 and no amount was paid for the fiscal year ending October 31, 1995.

    During the current fiscal year, 50,000 shares of common stock held as treasury stock were granted by the Board of Directors to one of the officers.

NOTE 11 -- LIQUIDITY MATTERS

    During fiscal 1995 the Company's liquidity and capital resources were adversely affected by operating losses. The Company has reduced costs and increased monthly revenues over the last twelve months to mitigate the impact of these losses on cash flow. Although there can be no assurance that these measures will be successful, the Company believes that the steps it has taken will provide sufficient liquidity to fund current operations and its planned growth.

                                  WILTEK, INC.
                               INDEX TO EXHIBITS

                                                                                                         SEQUENTIAL PAGE
  EXHIBIT NO.                                         DESCRIPTION                                            NUMBER
---------------  -------------------------------------------------------------------------------------  -----------------
          22     Subsidiary...........................................................................             31
         24/a    Consent of independent certified public accountants..................................             32
          27     Financial data schedule..............................................................