Form 10QSB
period 1996-01-31
WILTEK INC
filed 1996-03-18
CIK 107559

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB


(Mark one)

          [  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 1996
                                                ----------------


          [     ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                             THE EXCHANGE ACT

                  For the transition period from             to
                                                -------------  -----------------

Commission file number     0-2401
                          -------

                                  WILTEK, INC.
        (Exact name of small business issuer as specified in its charter)

                 CONNECTICUT                              06-0625999
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)              Identification No.)

               542 Westport Ave., Norwalk, CT               06851
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                         (203)     -         853-7400
                         ----------------------------
                          (Issuer's  telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               ------    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                  Class                         Outstanding at March 7, 1996
        ---------------------------             ----------------------------
       Common Stock No Par Value                       3,637,858 shares

                                  WILTEK, INC.

                                      INDEX






                                                                        PAGE NO.
                                                                       --------

PART I.  FINANCIAL INFORMATION

      Consolidated Balance Sheet -
            at January 31, 1996                                              3

      Consolidated Statement of Operations and Accumulated
            Deficit for the Three Months Ended January 31,
            1996 and 1995                                                    4

      Consolidated Statement of Cash Flows for the
            Three Months Ended January 31, 1996 and 1995                     5

      Notes to Consolidated Financial Statements                           6 - 7

      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8 - 9


PART II.   OTHER INFORMATION                                                10

                                  Wiltek, Inc.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                           January 31,
                                                              1996
                                                           -----------

ASSETS                                                      Unaudited

Current Assets

   Cash and cash equivalents                                $  271,300
   Accounts receivable, less
    allowance for doubtful
    accounts $35,000                                           835,500
   Other current assets                                         87,700
                                                           -----------

      Total Current Assets                                   1,194,500

Equipment, net                                                 468,400
                                                           -----------
                                                           $ 1,662,900
                                                           -----------
                                                           -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Obligation under capital lease, current portion         $    90,600
   Accounts payable and
   accrued expenses                                            604,900
   Deferred income                                               7,100
                                                           -----------
      Total Current Liabilities                                702,600
                                                           -----------

Long-Term Liabilities

   Obligation under capital lease, less current portion         41,900

Commitments and Contingent Liabilities

Shareholders' Equity

   Preferred Stock 1,000,000 shares authorized
   and unissued
   Common Stock, stated value $.33-1/3 per share,
   9,000,000 shares authorized;
   shares issued:
   4,824,093                                                 1,608,000
   Paid in capital                                           5,686,400
   Deficit                                                  (4,923,300)
   Less treasury stock at cost
    1,186,235 shares                                        (1,452,700)
                                                           ------------
       Total Shareholders' Equity                              918,400
                                                           ------------
                                                           $ 1,662,900
                                                           ------------
                                                           ------------

          See accompanying notes to consolidated financial statements.

                                  Wiltek, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                                      Three Months Ended
                                                         January 1996
                                                      ------------------
                                                      1996          1995
                                                      ----          ----

Net Revenues
    Communication services                          $1,240,300   $1,229,900

Costs and Expenses
    Cost of communication services                     617,100      784,400
    Selling, general and
     administrative expenses                           455,600      463,800
    Research and development                            99,700      151,700
    Interest and dividend (income), net                  1,600       (2,300)
    Other expense (income)                                           (9,200)
                                                    ----------    ----------

                                                     1,174,000    1,388,400
                                                    ----------    ----------

Net Income (Loss)                                       66,300     (158,500)

Accumulated Deficit at Beginning
  of Period                                         (4,989,600)  (4,119,600)
                                                    ----------    ----------

Accumulated Deficit at End of Period               ($4,923,300) ($4,278,100)
                                                    ----------    ----------
                                                    ----------    ----------

Earnings Per Common Share:

               Primary                                  $  .02   $     (.04)

               Fully Diluted                               .02

Number of shares used in per
  share calculation:

               Primary                               3,820,830    3,577,258
               Fully Diluted                         3,853,759


          See accompanying notes to consolidated financial statements.

                                  Wiltek, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                      Three Months Ended
                                                          January 1996
                                                      -------------------
                                                        1996         1995
                                                        ----         ----

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                 $  66,300    $(158,500)
                                                     ---------    ----------
   Adjustments to reconcile net (loss) to
     net cash provided by operating activities:
   Depreciation and amortization                        43,700       75,800
   Valuation adjustment of
     short-term investments                                             200
   Gain on sale of fixed assets                                        (900)
   Gain on sale of short term investments                            (8,600)
   (Increase) in accounts receivable
     and other current assets                          (78,100)    (168,200)
   Increase (Decrease) in accounts payable
     and accrued expenses                             (137,500)      42,200
                                                     ---------    ----------

        Total adjustments                             (171,900)     (59,500)
                                                     ---------    ----------

    Net cash (used) in operating activities           (105,600)    (218,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                (46,800)     (44,400)
   Proceeds from sale of investments                                141,100
   Proceeds from sale of fixed assets                                14,100
                                                     ---------    ----------
   Net cash from (used) in investing activities        (46,800)     110,800
                                                     ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                 200
   Payment under capital lease obligation              (20,700)
                                                     ---------    ----------

   Net cash provided from financing activities         (20,500)
                                                     ---------    ----------
   Net decrease in cash and
   cash equivalents                                   (172,900)    (107,200)

   Cash and cash equivalents
   at beginning of period                             444,200       412,300
                                                     ---------    ----------

   Cash and cash equivalents at end of period         $271,300     $305,100
                                                     ---------    ----------
                                                     ---------    ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the quarter for:
  Interest                                               3,200
  Income taxes                                           1,100          100

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the first quarter ending January 31, 1996, capital lease obligation of $34,500 was incurred when the Company entered into a lease for new equipment.

          See accompanying notes to consolidated financial statements.

                                  WILTEK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of January 31, 1996, and the related consolidated statements of operations and accumulated deficit for the three month periods ended January 31, 1996, and 1995 and the consolidated statement of cash flows for the three month periods ended January 31, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of January 31, 1996 and for the three month periods then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1995.

The accounting policies followed by the company with respect to the unaudited interim financial statements are consistent with those stated in the 1995 Wiltek, Inc. Annual Report on Form 10-KSB.

The company does not engage in a formal risk management program with respect to foreign currency exposure. Typically the company maintains cash balances in UK banks to provide for the working capital requirements of Wiltek (UK) Ltd. As of January 31, 1996 and January 31, 1995 these deposits amounted to $25,413 and $208,110, respectively. The company receives a portion of its revenue from foreign revenue sources, incurs service costs in England denominated in UK pounds and has assets and liabilities in the UK. These factors give rise to currency risks which are dependent upon the fluctuation in exchange rates between the US dollar and UK pound. Wiltek does not use derivative instruments to hedge this risk.

Earnings (loss) per common share were determined by dividing net earnings (loss) by the weighted average of common and common equivalent shares outstanding.

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

In accordance with the terms of contracts with some of its customers, the Company pays the common carrier communication costs incurred by the customers. The Company is reimbursed by the customers for these costs. The reimbursements is reflected as a reduction of expenses in the Company's consolidated statement of operations and is not included in revenues. Amounts billed to the Company and subsequently rebilled to the customers during the three month period ended January 31, 1996 and 1995 were $189,400 and $276,900, respectively.

One customer represents 29% of the accounts receivable balance as of January 31, 1996. Two customers each accounted for more than 10% of the Company's total revenues, these customers accounted for 21% and 15.3%.

During the quarter ended January 31, 1995, three customers accounted for 10% or more of the Company's total revenues, these customers accounted for 16.9%, 15.8% and 14.7%.

                                  WILTEK, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash and cash equivalents have decreased by $172,900 from $444,200 at October 31, 1995. The decrease in cash was largely due to net cash used in operating activities of $105,600 and capital expenditures during the period of $46,800. Capital expenditures for the second quarter are expected to increase by approximately $67,000. We expect that existing cash resources and external financing will meet these capital requirements.

Results of Operations

Communication services revenue increased by $10,400 during the first quarter ended January 31, 1996 when compared to the same period last year. An improved economic environment and new consulting services resulted in increased revenues.

The period to period increases (decreases) in the principal items included in the Consolidated Statement of Operations and Accumulated Deficit is summarized below:




                                            COMPARISON OF
                                          THREE MONTHS ENDED
                                       JANUARY 31, 1996 AND 1995
                                       -------------------------

                                             $                %
                                             -                -

Net Revenues                                10,400            1

Cost of Services                          (167,300)         (21)

Selling, General and
Administrative Expenses                     (8,200)          (2)

Research and Development                   (52,000)         (34)

Interest Expense, Net                        3,900          170
Other Expense                                9,200          100
                                          --------

Net Income                                 224,800          242
                                          --------         ----
                                          --------         ----

Revenues from operations have increased by 1% during the three months ended January 31, 1996, versus the same period last year due to new consulting services.

                                          THREE MONTHS ENDED
                                              JANUARY 31

                                         1996             1995
                                         ----             ----

Communication Services Revenue        $1,240,300        $1,229,900
Communication Services Costs             617,100           784,400
                                      ----------        ----------
Gross Profit                          $  623,200        $  445,500
Gross Profit Margins                      50%                36%

The gross profit margin for Communication Services has increased by 14% in the current reporting period. The increase in the profit margin was primarily due to higher revenues and reductions in salary and depreciation expenses following last year's restructuring plan.

Selling, General and Administrative Expenses: There was no significant change in the three months ended January 31, 1996, compared to the same period last year.

The company's SG&A expenses amounted to 36.7% of total revenues in the first quarter of 1996 as compared to 38.4% during the same period last year. These percentages are higher than that of other large companies in the industry. As revenue grows the company's goal will be to bring these costs in line with industry standards.

Research and Development: The reduction in expense for the first three months compared to the same period last year is the result of the elimination of one executive position.

Interest and Dividend Income: Due to current low interest rates available on short-term investments, and lower investment balances, interest income declined for the three months ended January 31, 1996.
Wiltek did not receive dividends due to the sale of investments during the first quarter of 1995.
Interest income is offset by an increase in interest expense due to the Company entering into capital lease obligations.

Taxes: Due to losses in prior periods and the use of net loss carry forward for the three month period, Federal or State income tax provisions are not provided.

                           PART II.  OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

      b. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended January 31, 1996.






                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 7, 1996                            WILTEK, INC.


                                                /s/ David S. Teitelman
                                                ----------------------
                                                David S. Teitelman
                                                President