Form 10QSB
period 1996-04-30
WILTEK INC
filed 1996-06-12
CIK 107559

WILTEK, INC.

INDEX








PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet -
at April 30, 1996                                                   3

Consolidated Statement of Operations and Accumulated Deficit
for the Three and Six Months Ended April 30, 1996 and 1995          4

Consolidated Statement of Cash Flows
for the Six Months Ended April 30, 1996 and 1995                    5

Notes to Consolidated Financial Statements                        6 - 7

Management's Discussion and Analysis of
Financial Condition and Results of Operations                     8 - 9



PART II.   OTHER INFORMATION                                       10

Wiltek, Inc.
Consolidated Balance Sheet
(Unaudited)

                                                           April 30,
                                                             1996
ASSETS                                                    Unaudited
Current Assets

Cash and cash equivalents                                $345,700
Accounts receivable, less
allowance for doubtful
accounts $35,000                                          782,200
Other current assets                                       87,800
                                                       ----------
Total Current Assets                                    1,215,700

Equipment, net                                            462,700
                                                       ----------
                                                       $1,678,400
                                                       ----------
                                                       ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Obligation under capital lease, current portion        $   90,600
Accounts payable and
accrued expenses                                          617,000
Deferred income                                             7,100
                                                       ----------
Total Current Liabilities                                 714,700
                                                       ----------

Long-Term Liabilities

Obligation under capital lease, less current portion       19,200

Commitments and Contingent Liabilities

Shareholders' Equity

Preferred Stock 1,000,000 shares authorized
and unissued
Common Stock, stated value $.33-1/3 per share,
9,000,000 shares authorized;
shares issued:
4,824,593                                               1,608,200
Paid in capital                                         5,686,300
Deficit                                                (4,897,300)
Less treasury stock at cost
1,186,235 shares                                       (1,452,700)
                                                       -----------

Total Shareholders' Equity                                944,500
                                                       ----------
                                                       $1,678,400
                                                       ----------

See accompanying notes to consolidated financial statements.

Wiltek, Inc.
Consolidated Statement of Operations and Accumulated Deficit
(Unaudited)


                                  Three Months Ended      Six Months Ended
                                 April 30                         April 30
                                  1996          1995      1996        1995
Net Revenues
Communication services        $1,258,200    $1,150,500  $2,498,500  $2,380,400

Costs and Expenses
Cost of communication services   668,400       779,300   1,285,500   1,563,700
Selling, general and
administrative expenses          457,400       460,600     913,000     924,400
Research and development         105,400       113,300     205,100     265,000
Interest and dividend
(expense),net                       1,000        (2,200)      2,600      (4,500)
Loss on Sale of Equipment                      552,300                 543,100
Restructuring Expenses                         227,800                 227,800
                               ---------     ---------   ---------   ---------
                               1,232,200     2,131,100   2,406,200   3,519,500

Net Income (Loss)                 26,000      (980,600)     92,300  (1,139,100)


Deficit at Beginning of
Period                        (4,923,300)   (4,278,100) (4,989,600) (4,119,600)
                              -----------   ----------- ----------- -----------

Deficit at End of Period     ($4,897,300)  ($5,258,700) (4,897,300) (5,258,700)
                             ------------  ------------ ----------- -----------
                             ------------  ------------ ----------- -----------

Earnings (Loss) Per Common Share:

Primary                             $.01         ($.27)       $.02       ($.32)
Fully Diluted                       $.01                                  $.02

Number of Shares used in
per share calculation:

Primary                       4,081,932      3,577,258   4,081,932   3,577,258
Fully Diluted                 4,123,487                              4,123,487






See accompanying notes to consolidated financial statements.







                                                       Wiltek, Inc.
                                         Consolidated Statement of Cash Flows
                                                         (Unaudited)

                                                       Six Months Ended
                                                           April 30
                                                     1996            1995
Cash Flow from Operating Activities:
Net Income (Loss)                                 $  92,300      $(1,139,100)
                                                  ---------      ------------
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation and amortization                        89,400          189,400
Valuation adjustment of
short-term investments                                                   300
Loss on sale of fixed assets                                         551,500
Gain on sale of short term investments                                (8,600)
(Increase) in accounts receivable
and other current assets                            (24,900)        (140,500)
Increase (decrease) in accounts payable
and accrued expenses                               (126,600)         542,100
                                                   ---------       ----------
Total adjustments                                   (62,100)       1,134,200

Net cash provided (used) in operating activities     30,200           (4,900)

Cash Flows from Investing Activities:
Capital expenditures                                (85,600)        (157,000)
Proceeds from sale of investments                                    141,100
Proceeds from sale of fixed assets                                   167,500
                                                   ---------       ----------
Net cash provided (used) in investing activities    (85,600)         151,600

Cash Flows from Financing Activities:
Proceeds from exercise of stock options                 300
Payment under capital lease obligation              (43,400)
                                                   ---------       ----------
Net cash (used) in financing activities             (43,100)
                                                   ---------       ----------
Net increase (decrease) in cash and
cash equivalents                                    (98,500)         146,700

Cash and cash equivalents
at beginning of period                              444,200          412,300
                                                   ---------       ----------
Cash and cash equivalents at end of period         $345,700         $559,000
                                                   ---------       ----------
                                                   ---------       ----------
Supplemental disclosure of cash flow information
Cash paid during the six months for:
Interest                                              7,000
Income taxes                                          3,100            2,100

Supplemental schedule of non-cash investing and financing activities
During the first quarter ending January 31, 1996, capital lease obligation of $34,600 was incurred when the Company entered into a lease for new equipment. Capital expenditures in accounts payable amount to $1,298.
During the second quarter ending April 30, 1995, the Capital Lease obligation of $173,700. was incurred when the company entered into a sale lease-back transaction for equipment.

See accompanying notes to consolidated financial statements.


WILTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of April 30, 1996, and the related consolidated statements of operations and accumulated deficit for the three and six month periods ended April 1996, and 1995 and the consolidated statement of cash flows for the six month periods ended April 1996, and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of April 30,1996 and for the three and six month periods then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1995.

The accounting policies followed by the company with respect to the unaudited interim financial statements are consistent with those stated in the 1995 Wiltek, Inc. Annual Report on Form 10-KSB.

During the second quarter of 1995, Wiltek began the implementation of a restructuring plan due to several years of continuous losses. The actions taken have been a workforce reduction of approximately 15%, staff re-training, and capital expenditures to provide the necessary training materials and environment. The plan's goals were to provide overhead reduction, stability, re-training and new business opportunity assessment.
A new endeavor, beyond the traditional electronic message switching services, is consulting services for networking and workflow automation. Staff training and the creation and use of new marketing materials will facilitate this new endeavor. Wiltek has made a decision to provide initial training for the Microsoft BackOffice( registered trademark) product line.
Microsoft and Backoffice are registered trademarks of Microsoft, Inc.
located in Redwood, Washington.

In accordance with a Restructuring Plan approved by the Board of Directors on March 28, 1995, the Company sold all of its fixed assets as a "Capital Lease Transaction". This resulted in a net change in the amount of $552,300 for the quarter ending April 30, 1995. The terms of the lease-back are for 24 months effective May 1, 1995, with a monthly payment of $7,238. At the end of the lease the company, at its option, may purchase the leased equipment for fair market value or a maximum of $23,726. The Company also expensed $227,800 for severance pay and related employee benefits associated with personnel reductions. The company's restructuring program was intended to strengthen the company's business, improve long-term profitability and to enhance shareholder value. These actions are part of a continuing effort to identify opportunities to improve its cost structure.

The company does not engage in a formal risk management program with respect to foreign currency exposure. Typically the company maintains cash balances in UK banks to provide for the working capital requirements of Wiltek (UK) Ltd. As of April 30, 1996 and April 30, 1995 these deposits amounted to $114,100 and $315,200, respectively. The company receives a portion of its revenue from foreign revenue sources, incurs service costs in England denominated in UK pounds and has assets and liabilities in the UK. These factors give rise to currency risks which are dependent upon the fluctuation in exchange rates between the US dollar and UK pound. Wiltek does not use derivative instruments to hedge this risk.

Earnings (loss) per common share were determined by dividing net earnings
(loss) by the weighted average number of common and common equivalent shares outstanding.


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

In accordance with the terms of contracts with some of its customers, the Company pays the common carrier communication costs incurred by the customers. The Company is reimbursed by the customers for these costs. The reimbursements are reflected as a reduction of expenses in the Company's consolidated statement of operations and is not included in revenues. Amounts billed to the Company and subsequently rebilled to the customers during the six month periods ended April 30, 1996 and 1995 were $244,800 and $529,600, respectively.

During the six months ended April 30, 1996, two customers accounted for more than 10% of the Company's total revenues. These customers accounted for 18.1% and 15.6%. During the six months ended April 30, 1995, four customers each account for more than 10% of the Company's total revenues. These customers accounted for 10.1%, 16.9%, 10.9%, and 15.9%, repectively.

WILTEK, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash and cash equivalents have decreased by $98,500 from $444,200 at October 31, 1995 to $345,700 at April 30, 1996. The decrease in cash was largely due to net cash used in financing activities of $43,100 and capital expenditures during the period of $85,600. Capital expenditures for the third quarter are expected to be approximately $44,000. We expect that existing cash resources will meet these capital requirements.

Results of Operations

Communications revenues for the six months ended April 30, 1996, have increased by $118,100 when compared to the six months ended April 30, 1995.
Communication revenues increased by $107,700 during the second quarter ended April 30, 1996 when compared to the same period last year.
An improved economic environment and new consulting services resulted in increased revenues.

For the six months ended April 30, 1996, the Company has incurred a net income of $92,300 compared to a net loss of $1,139,100 for the same period last year. In the three months ended April 30, 1996, we incurred a net income of $26,000 versus a loss of $980,600 last year. In the prior year, a Restructuring Plan was approved by the Board of Directors on March 28,1995, as part of the Plan, the Company sold a substantial portion of its fixed assets as a "Capital Lease Transaction". This resulted in a net loss of $552,300 for the quarter. The terms of the lease-back are for 24 months effective May 1, 1995, with a monthly payment of $7,238. At the end of the lease the company, at its option, may purchase the leased equipment for fair market value or a maximum of $23,726. The Company also expensed $227,800 for severance pay and related employee benefits associated with personnel reductions. The company's restructuring program is intended to strengthen the company's business, improve long-term profitability and to enhance shareholder value. These actions were and are part of a continuing effort to identify opportunities to improve its cost structure.




                                          COMPARISON OF
                           THREE MONTHS ENDED      SIX MONTHS ENDED
                       APRIL 30, 1996 AND 1995 APRIL 30, 1996 AND 1995

                                      $         %         $         %
Net Revenues                       107,700      9      118,100      5

Cost of Services                  (110,900)   (14)    (278,200)   (18)

Selling, General and
Administrative Expenses             (3,200)    (1)     (11,400)    (1)

Research and Development            (7,900)    (7)     (59,900)   (23)

Interest and Dividend                          NM       7,100      NM
Expense (income) Net

Loss on sale of equipment          (552,300)  (100)    (543,100)  (100)

Restructuring Expense             (227,800)  (100)    (227,800)  (100)

Net Income                       1,006,600     NM    1,231,400    NM

NM means Not Meaningful

Revenues from operations have increased by 9% for the six months ended
April 30, 1996, and 5% for the quarter, respectively, versus the same periods last year.

                                 Three Months Ended        Six Months Ended
                                      April 30                 April 30
                                 1996          1995      1996            1995
Communication Services Revenue  $1,258,200  $1,150,500  2,498,500    2,380,400
Communication Services Costs       668,400     779,300  1,285,500    1,563,700
                                ----------  ---------- ----------   ----------
Gross Profits                   $  589,800  $  371,200 $1,213,000   $  816,700
Gross Profit Margins                 47%         32%       49%           34%

The gross profit margin for Communication Services has increased in both comparative periods. The increase in the profit margin was primarily due to higher revenues and reductions in salary and depreciation expenses following last year's restructuring plan.

Selling, General and Administrative Expenses: There was no significant change in the three and six months ended April 30, 1996, compared to the same periods last year.

The company's SG&A expenses amounted to 36.4% of total revenues in the second quarter of 1996 as compared to 40% during the same period last year. The company's SG&A expenses for the six months ending April 30, 1996, amounted to 36.5% compared to 38.8% in the prior year. These percentages are higher than that of other large companies in the industry. As revenue grows the company's goal will be to bring these costs in line with industry standards.

Research and Development: The reduction in expense for the six months compared to the same period last year is the result of the elimination of one executive position.

Interest and Dividend expense (income): Due to current low interest rates available on short term investments, and lower investment balances, interest income declined for the three and six months ended April 30, 1996. Wiltek did not receive dividends due to the sale of investments during the first quarter of 1995.
Interest income is offset by an increase in interest expense due to the Company entering into capital lease obligations.

Loss on Sale of Equipment: This category included the loss on the sale and lease-back of fixed assets of $552,300 for the three months ended
April 30, 1995.

Restructuring Expense: In accordance with the Restructuring Plan, $227,800 was accrued for severance pay and related employee benefits during the quarter ending April 30, 1995.

Taxes: Due to losses in prior periods and the use of net loss carry forward for the three and six month periods, Federal or State income tax provisions are not provided.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

b. Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended April 30, 1996.









                         SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 14, 1996                  WILTEK, INC.



                                      DAVID S. TEITELMAN
                                      ______________________________
                                      David S. Teitelman
                                      President