Form 10QSB
period 1996-07-31
WILTEK INC
filed 1996-09-19
CIK 107559

WILTEK, INC.

INDEX





                                                              Page No.


PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet -
  at July 31, 1996                                               3

Consolidated Statement of Operations and Accumulated Deficit
  for the Three and Nine Months Ended July 31, 1996 and 1995     4

Consolidated Statement of Cash Flows
  for the Nine Months Ended July 31, 1996 and 1995               5

Notes to Consolidated Financial Statements                     6 - 7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                8 - 9

PART II.   OTHER INFORMATION                                    10




                               2


                        Wiltek, Inc.
                   Consolidated Balance Sheet
              (Unaudited)
                                                              July 31,
                                                                1996
ASSETS
Current Assets
  Cash and cash equivalents                                $    375,300
  Accounts receivable, less
   allowance for doubtful
   ccounts $31,500                                              811,900
  Other current assets                                          127,000
                                                            -----------
           Total Current Assets                               1,314,200

Equipment, net                                                  467,500
                                                            $ 1,781,700
                                                            -----------
                                                            -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and
   accrued expenses                                         $  657,500
  Obligation under capital lease, current portion               80,300
  Deferred income                                                7,100
                                                            ----------
           Total Current Liabilities                           744,900

Long Term Liabilities
  Obligation under capital lease, less current portion          33,600

Commitments and Contingent Liabilities

Shareholders' Equity
  Preferred Stock 1,000,000 shares authorized
   and unissued
Common Stock, stated value $.33-1/3 per share,
   9,000,000 shares authorized;
   shares issued:
   4,824,593                                                 1,608,200
Paid in capital                                              5,686,300
Deficit                                                     (4,838,600)
Less treasury stock at cost
  1,186,235 shares                                          (1,452,700)
                                                            -----------
           Total Shareholders' Equity                        1,003,200
                                                            -----------
                                                            $1,781,700

See accompanying notes to consolidated financial statements.



                      Wiltek, Inc.
             Consolidated Statement of Operations
                      (Unaudited)


                                 Three Months Ended      Nine Months Ended
                                      July 31                  July 31
                                   1996        1995      1996         1995
Net  Revenues
 Communication services        $1,263,200  $1,271,800  $3,761,700   $3,652,200

Costs and Expenses
 Cost of communication services   648,100     682,000   1,933,600    2,245,700
 Selling, general and
  administrative expenses         439,800     405,300   1,352,800    1,329,700
 Research and development         113,800      96,700     318,900      361,700
 Interest and dividend expense
  (income), net                     2,800         400       5,400       (4,100)
 Loss on sale of equipment                                             543,100
 Restructuring expenses                                                227,800
                                ---------   ---------   ---------    ---------
                                1,204,500   1,184,400   3,610,700    4,703,900
                                ---------   ---------   ---------    ---------
Net Income (Loss)                  58,700      87,400     151,000   (1,051,700)


Deficit at Beginning of Period (4,897,300) (5,258,700) (4,989,600)  (4,119,600)
                                ---------   ---------   ---------    ---------
Deficit at End of Period      ($4,838,600)($5,171,300)($4,838,600) ($5,171,300)
                                ---------   ---------   ---------    ---------

Earnings (Loss) Per Common Share:

 Primary                             $.01        $.02        $.04        ($.29)
 Fully Diluted                       $.01        $.02        $.04

Number of Shares used in
 per share calculation:

 Primary                        3,976,091   3,577,258   3,976,091    3,577,258
 Fully Diluted                  3,976,091   3,577,258   3,976,091



See accompanying notes to consolidated financial statements.



                   Wiltek, Inc.
                     Consolidated Statement of Cash Flows
                   (Unaudited)
                                                         Nine Months Ended
                                                              July 31
                                                      1996             1995
Cash Flow from Operating Activities:
 Net Income (Loss)                                  $151,000      $(1,051,700)
                                                     -------        ---------
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization                     137,600          230,800
   Valuation adjustment of short-term investments                         300
   Loss on sale of fixed assets                                       551,500
   Gain on sale of short term investments                              (8,600)
   (Increase) in accounts
    receivable and other current assets              (93,800)         (79,600)
   Increase (decrease) in accounts payable
    and accrued expenses                             (89,000)         365,500
                                                     --------        --------
                 Total adjustments                   (45,200)       1,059,900
                                                     --------       ---------
 Net cash provided by operating activities           105,800            8,200
                                                     --------       ---------
Cash Flow from Investing Activities:
 Capital expenditures                               (107,300)        (394,200)
 Proceeds from sale of investments                                    141,100
 Proceeds from sale of fixed assets                                   167,500
                                                     --------        --------
 Net cash (used) in investing activities            (107,300)         (85,600)

Cash Flow from Financing Activities:
 Proceeds from exercise of stock options                 300
 Payment under capital lease obligation              (67,700)

                                                    ---------       ----------
 Net cash (used) in financing activities             (67,400)
                                                    ---------       ----------
 Net (decrease) in cash and cash equivalents         (68,900)          (77,400)

 Cash and cash equivalents
  at beginning of period                             444,200           412,300
                                                    ---------       ----------
 Cash and cash equivalents at end of period         $375,300          $334,900
                                                    ---------       ----------
                                                    ---------       ----------

Supplemental disclosure of cash flow information
Cash paid during the nine months for:
  Interest                                            11,300             3,500
  Income taxes                                         4,100             2,600

Supplemental schedule of non-cash investing and financing activities
During 1995 and 1996, capital lease obligations for new equipment were incurred in the amounts of $173,700, and $62,944 respectively. Capital expenditures in accounts payable amount to $4,112.

See accompanying notes to consolidated financial statements.
                                  5



                               WILTEK, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of July 31, 1996, and the related consolidated statements of operations and accumulated deficit for the three and nine month periods ended July 1996, and 1995 and the consolidated statement of cash flows for the nine month periods ended July 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of July 31,1996 and for the three and nine month periods then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1995.

The accounting policies followed by the company with respect to the unaudited interim financial statements are consistent with those stated in the 1995 Wiltek, Inc. Annual Report on Form 10-KSB.

During 1995,
Wiltek began the implementation of a restructuring plan due to several years of continuous losses. The actions taken have been a workforce reduction of approximately 15%, staff re-training, and capital expenditures to provide the necessary training materials and environment. The plan's goals were to provide overhead reduction, stability, re-training and new business opportunity assessment. A new endeavor, beyond the traditional electronic message switching services, is consulting services for networking and workflow automation. Staff training and the creation and use of new marketing materials has accompanied this new endeavor. Wiltek has made a decision to provide consulting for the *Microsoftr BackOfficer product line.

In accordance with a Restructuring Plan approved by the Board of Directors on March 28, 1995, the Company sold a substantial portion of its fixed assets as a "Capital Lease Transaction". This resulted in a charge in the amount of $552,300 for the quarter ending April 30, 1995. The terms of the lease-back are for 24 months effective May 1, 1995, with a monthly payment of $7,238.
At the end of the lease the company, at its option, may purchase the leased equipment for fair market value or a maximum of $23,726. The Company also expensed $227,800 for severance pay and related employee benefits associated with personnel reductions.

* Microsoft and BackOffice are Registered Trademarks of Microsoft, Inc. in Redmond, Washington

                                      6


The company's restructuring program was intended to strengthen the company's business, improve long-term profitability and to enhance shareholder value. These actions are part of a continuing effort to identify opportunities to improve its cost structure.

The company does not engage in a formal risk management program with respect to foreign currency exposure. Typically the company maintains cash balances in UK banks to provide for the working capital requirements of Wiltek (UK) Ltd. As of July 31, 1996 and July 31, 1995 these deposits amounted to $44,900 and $152,500 respectively. The company receives a portion of its revenue from foreign revenue sources, incurs service costs in England denominated in UK pounds and has assets and liabilities in the UK. These factors give rise to currency risks which are dependent upon the fluctuation in exchange rates between the US dollar and UK pound. Wiltek does not use derivative instruments to hedge this risk.

Earnings (loss) per common share were determined by dividing the net earnings
(loss) by the weighted average number of common and common equivalent shares outstanding.

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

In accordance with the terms of contracts with some of its customers, the Company pays the common carrier communication costs incurred by the customers. The Company is reimbursed by the customers for these costs. These reimbursements are reflected as a reduction of expenses in the Company's consolidated statement of operations and are not included in revenues.
Amounts billed to the Company and subsequently rebilled to the customers during the nine month periods ended July 31, 1996 and 1995 were $462,381 and $754,900 respectively.

During the nine months ended July 1, 1996, two customers accounted for more than 10% of the Company's total revenues. These customers accounted for 17.4% and 14.7%. During the nine months ended July 31, 1995, three customers each account for more that 10% of the Company's total revenues. These customers accounted for 16.2%, 15.5% and 14.4% respectively.


                                       7


                              WILTEK, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity
Cash and cash equivalents have decreased by $68,900 from $444,200 at October 31, 1995 to $375,300 at July 31, 1996. The decrease in cash was largely due to payments of $67,700 for capital lease obligations and capital expenditures of $107,300 which were partially offset by net cash of $105,800 from operating activities. Capital expenditures for the fourth quarter are expected to be approximately $40,000. We expect that the existing cash resources and funds generated in future operating activities will meet our cash requirements.

Results of Operations
Communications revenues for the three months ended July 31, 1996, have remained flat compared to the same period last year. This is a result of the continuing downward price pressure on our facsimile service. Communication revenues increased by $109,500 for the nine months ended July 31, 1996 when compared to the same period last year. New consulting services resulted in increased gross revenues of $275,900.

For the nine months ended July 31, 1996, the Company has generated net income of $151,000 compared to a net loss of $1,051,700 for the same period last year. In the three months ended July 31, 1996, we incurred a net income of $58,700 compared to $87,400 for the same period last year. In the prior year, under a Restructuring Plan approved by the Board of Directors on March 28,1995, the Company sold a substantial portion of its fixed assets as a "Capital
Lease Transaction". This resulted in a net loss of $552,300. The Company also expensed $227,800 for severance pay and related employee benefits associated with personnel reductions. The company's restructuring program is intended to strengthen the company's business, improve long-term profitability and to enhance shareholder value. These actions were and are part of a continuing effort to identify opportunities to improve its cost structure.

                                               COMPARISON OF
                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                               JULY 31, 1996 AND 1995  JULY 31, 1996 AND 1995
Net Revenues                    $(8,600)        (1)%    $109,500         3%

Cost of Services                (33,900)        (5)     (312,100)      (14)

Selling, General and
Administrative Expenses          34,500          9        23,100         2

Research and Development         17,100         18       (42,800)      (12)

Interest and Dividend Expense
(Income), Net                     2,400         NM         9,500        NM

Loss on Sale of Equipment                               (543,100)     (100)

Restructuring Expense                                   (227,800)     (100)
                              ----------                ---------
Net Income (Loss)              $(28,700)       (33)   $1,202,700        NM
                              ----------              -----------
                              ----------              -----------


NM MEANS NOT MEANINGFUL

                                   Three Months Ended      Nine Months Ended
                                        July 31                 July 31
                                   1996          1995      1996         1995
- ----------------------------------------------------------------------------
Communication Services Revenue  $1,263,200    $1,271,800  3,761,700  3,652,200
Communication Services Costs       648,100       682,000  1,933,600  2,245,700
Gross Profits                   $  615,100    $  589,800 $1,828,100 $1,406,500
Gross Profit Margins                 49%           46%        49%        39%

During the three and nine months ended July 31, 1996, gross profit margin improved by 3% and 10%, respectively versus the comparative period last year. The increase in profit margin was primarily due to higher revenues and reductions in salary and depreciation expenses following last year's restructuring plan.

Selling, General and Administrative Expense: There was no significant change in expenses for the nine months ended July 31, 1996, compared to the same period last year. Travel and advertising increased for the three months ended July 31, 1996, due to increased activities in marketing and sales which resulted in a 9% increase in this category compared to the same period in the prior year.

Research and Development: The elimination of one executive position resulted in a 12% decline in expenses for the nine months ended July 31, 1996. An increase in salaries and employment fees resulted in an 18% increase in expenses for the three months ended July 31, 1996, compared to the same period last year.

Interest and Dividend Expense (Income): Due to current low interest rates available on short-term investments, and lower investment balances, interest income declined for the three and nine months ended July 31, 1996 when compared with the same periods last year. Interest income is offset by an increase in interest expense due to the company entering into capital lease obligations.

Loss on Sale of Equipment: This category included the loss on the sale and lease-back of fixed assets of $552,300 for the nine months ended July 31, 1995.

Restructuring Expense: In accordance with the Restructuring Plan, $227,800 was accrued for severance pay and related employee benefits during the nine months ended July 31, 1995.

Taxes:  Due to losses in prior periods and the use of net loss carry forward for the nine month periods,
Federal or State income  tax provisions are not provided.

                     PART II.  OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

    b. Reports on Form 8-K - No reports of Form 8-K have been filed during the nine months ended July 31,1996.










              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 6, 1996               WILTEK, INC.





                                                DAVID S. TEITELMAN
                                                President & CEO