Form 10KSB
period 1996-10-31
WILTEK INC
filed 1997-01-30
CIK 107559

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[  X  ]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE
ACT OF 1934  (FEE REQUIRED)

For the fiscal year ended             October 31, 1996
                                      ----------------

or
[     ]  TRANSITION REPORT  PURSUANT TO  SECTION 13 OR 15 (d) OF THE
SECURITIES EX-CHANGE ACT OF 1934 ( NO FEE REQUIRED)

For the transition period from                          to

Commission file number 0-2401
WILTEK, INC.
(Name of small business issuer in its charter)

CONNECTICUT                                             06-0625999
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

542 Westport Ave, Norwalk, CT                               06851
(Address of principal executive offices)                 (Zip Code)
(203) 853-7400
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

                           Name of each exchange on
Title of each class           which registered
-------------------        ------------------------

     None                             None
  ----------                      ------------

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK,  NO PAR VALUE
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)
No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

The issuer's revenue for its most recent fiscal year was $5,004,247

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 5, 1996 was $941,238

THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS

As of December 5, 1996, there were 3,640,458 shares of Common Stock, No Par Value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information with respect to Directors, Management Remuneration and Security Ownership of Certain Beneficial Owners and Management are contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and incorporated by reference in Part III

Wiltek, Inc.
Form 10-KSB


PART I

Item 1.  Business

General

Wiltek, Inc., (Wiltek or the "company"), is a Connecticut corporation which was organized in 1947. The company's principal offices are located at 542 Westport Avenue, Norwalk, CT 06851. Wiltek (UK) Ltd. is a wholly owned subsidiary which was organized in England in 1983, to provide Wiltek services to international users. Wiltek (UK) Ltd. is located at 2 Apple Walk, Swindon, England.

Wiltek provides outsourcing connectivity services to companies migrating between or coexisting with multiple disparate messaging platforms. Wiltek performs all design required for the implementation and operation of its worldwide message and data communication services. These services enable Wiltek's customers to seamlessly communicate, with electronic mail, among all intra- and inter-company messaging systems both private and public. All issues of incompatible applications, systems, platforms, networks, protocols and formats are eliminated for Wiltek's customers and their respective trading partners.

An important feature provided to Wiltek's customers is directory synchronization. Wiltek's directory synchronization services enable customers' multiple internal messaging systems to have all user address information presented in a complete, native format to all participating systems. This service feature also allows external trading partner systems to participate in the directory synchronization process.

Wiltek has developed a range of services which allow customers to:

1. Connect dissimilar computer based electronic mail systems such as IBM PROFS
(r), Digital Equipment All-In-One (r), Microsoft Exchange (r) and Microsoft Mail (r), Lotus Notes (r) and cc:Mail (r), SMTP, etc. Generally these systems operate within different divisions of the same company or in the customers' trading partner facilities.

2. Communicate with public E-Mail services (AT&T Mail (r), MCI Mail (r), Advantis (IBMMail (r)), the Internet and X.400 services to allow users of host-based and client/server systems to correspond with E-Mail users outside of their company.

3. Access facsimile devices located throughout the world utilizing our broadcast and customized facsimile delivery service based in the US and UK.

In addition to the communication and directory synchronization services described above, Wiltek has also developed a consulting and system integration organization. This unit is chartered to assist customers in the movement to Microsoft's client/server based electronic messaging and workgroup systems. Wiltek is focusing on accounts that require assistance in the planning for, and implementation of, Microsoft Exchange and Windows NT Server. Wiltek is a Microsoft Solution Provider and is firmly committed to the Microsoft Backoffice product line.

Microsoft has established itself as the growth arena for business information systems' needs. This growth is the direct result of marketing strategies and product deliverables planned and recently executed by Microsoft. The sales and support strategy deployed by Microsoft for business clients is dependent upon the use of value added services by Solution Providers. The basis for the Microsoft Backoffice suite of products is messaging technology.

1997 marks the initial large growth phase of Microsoft provided intranets, based on the availability of products required by enterprise corporate computing models. The corporate information systems model requires the availability of decision making data, open communications, and technology resource based marketing and operating advantages.

Within the realm of messaging based technologies, use of messaging (e-mail, fax and directory services) has become a standard operating procedure for successful large and medium organizations. Small organizations are just beginning to establish business requirements for these applications, however, the technology cost and benefit for small organizations does not yet fit the profile of an attractive market. Wiltek's experience and expertise lands solidly in the middle of the medium and large organization growth market.


Wiltek's Market

The market for Wiltek's electronic mail connectivity services is a result of the explosive growth in the installation of E-Mail systems throughout the world. In its broadest sense, electronic mail or messaging includes the electronic communication between individuals who use mainframe computers, mid-range systems, client/server platforms, personal computers, public electronic mail, facsimile or telex machines to send and/or receive information. Although the primary information type communicated via electronic mail is text created by individuals, more and more frequently it includes attached files created by computer based applications such as spreadsheets, database segments, executable code, video clips or formatted documents such as purchase orders. The worldwide installed base of computer based E-Mail users (mailboxes) is estimated to grow to 96,000,000 users by the end of 1997 (International Data Corporation, 1993).

The other important segment of Wiltek's market is the need to collect text from E-Mail users or from computer based data files and deliver this information to facsimile machines. This market (sometimes referred to as "text-to-fax" or "host computer-to-fax) has grown dramatically with the worldwide acceptance and use of services for broadcast distribution of application and E-mail generated facsimile.

The growth in the installed base of E-Mail systems and facsimile devices represents a significant opportunity for providers of gateway or connectivity software and services. Every time an E-Mail document or attached file needs to move from one type of system to a different system, computer or device, it will require some or all of the following translations:

Protocol conversion to change the transmission method, e.g. from an IBM SNA protocol to the TCP/IP protocol.

Format conversion to accommodate the different structures of each E-Mail system, e.g. IBM PROFS to Microsoft Exchange.

Transmission speed conversion because the sending systems operate at different transmission speeds than the receiving devices.

Code conversion to convert from one encoding standard to another, e.g. ASCII to EBCDIC.

Directory synchronization to transform an individual id or name on one system into a native appearance on another system. For example, a user's name on Microsoft Exchange might be "Jay W. Fitzpatrick" but on a PROFS system the name is limited to 8 characters and therefore might be presented to the PROFS user community as "JWFITZFP."

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

4. Corporations are moving from large, mainframe based computers to PC's, LANs, and client/server platforms.

5. The need to synchronize directories of users among dissimilar systems has been more clearly recognized.

6. The use of E-Mail has grown from an intra-enterprise application to one that crosses company boundaries to trading partners, i.e. suppliers and customers.

Marketing Strategy and Target Customers

The company has traditionally targeted large multi-national companies that are likely to have dissimilar computer systems and applications in multiple locations. Such companies have been plagued with inter-divisional communication problems because their computer strategies in the previous decade often differed from division to division, resulting in computer systems that needed to communicate with each other. Wiltek's customer list contains over 35 large corporations, a majority of whom are Fortune 500 companies.

As a result of the development by Wiltek of LAN connectivity and Directory Synchronization services, as well as Microsoft Backoffice related consulting services the company's potential market is expanding. Large corporations who are migrating from mainframe computers to LAN and client/server based systems need significantly more connectivity between the older legacy systems and the new client/server messaging systems. To facilitate the transmission of messages and files between those disparate messaging systems, users are requiring directory services which incorporate the addresses of all of the users on other computers into their individual local directories. This process, known as Directory Synchronization is provided by Wiltek. In addition, the lower cost of hardware and software for electronic messaging has broadened the base of users from large, international corporations (typically the top 1,000 companies) to the much larger market represented by mid-size and small companies. The downsizing of staff in large organizations and the relatively unsophisticated technical capabilities of smaller companies also enhances the attractiveness of using an outsourcing service like Wiltek rather than an in-house hardware/software solution.

As an outgrowth of Wiltek's ability to connect to various computer systems, the company recognized the need to offer computer to facsimile services. Wiltek's Text-to-Fax and Host-to-Fax Services which began in 1989, now generate more than $2 million per year in revenue. For its facsimile services, Wiltek has targeted customers who have high volume (in excess of 10,000 pages per month) or custom fax delivery requirements. An example client of these services is a food manufacturer who sends shipping acknowledgments to its customers and a steel company who transmits price quotes to its customers.


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

The company has recently installed new client/server communications applications to enhance our service capabilities within the rapidly growing client/server messaging segment of the market. In addition, the company has installed UNIX based solutions to provide X.500 Directory Services to its customers.

An additional feature added to our facsimile delivery service is the ability to accept and deliver a customer's message text and attachments natively from their electronic messaging platform. This service enhancement allows customers to send faxes natively from Lotus Notes, Lotus cc:Mail, Groupwise, and Microsoft Exchange. This solution does not require additional hardware or software; it simply allows customer's to send faxes as if they were sending a mail item and attachment(s) to another mail user. All document conversions are transparent to the customer and are performed by the Wiltek Facsimile delivery service.

Wiltek presently has Microsoft Certified System Engineers and Microsoft Product Specialists on staff certified in a variety of Microsoft product and technology such as Windows NT Server, Windows NT Workstation, Microsoft Mail, Microsoft Exchange, Microsoft SMS, TCP/IP, Windows for Workgroups, etc. Wiltek's certified engineers and product specialists are located in both the Connecticut and Swindon facilities. These individuals provide Wiltek's consulting customers with Microsoft Backoffice planning and implementation assistance. Wiltek concentrates efforts towards infrastructure and application design and development within the Microsoft NT Server, Exchange and mail environments. Application work includes software development (utilizing Visual languages) to address application migration and workflow automation within large organizations.

Revenues


                                          Year Ended October 31,
                                          ----------------------

                                                   1996      1995
                                                   ----      ----

                                         (In thousands of dollars)
Communications Services                           $5004.2   $4,931.1
                                                  =======   ========

Communications Services revenue increased by 1.5% in the fiscal year ended October 31, 1996, an improved economic environment and new consulting services resulted in increased revenue. Services customers are charged a flat fee and/or on a usage sensitive basis, depending on the customers contract, and consulting customers are charged on a time and material basis.

Major Customers

During the fiscal year ended October 31, 1996, two customers, Ford Motor Company and Sea-Land Service, Inc. each accounted for 10% or more of the company's total revenues. These customers represented 32% of the total revenues in 1996. The company is dependent upon these two customers and the loss of any one of the customers could adversely affect the business of the company. In fiscal year 1995 three customers each accounted for over 10% of total revenues. These customers were Ford Motor Company, Sea-Land Service, Inc., and Advantis representing 41% of the company's total revenues.


Foreign and Domestic Operations and Export Sales

The company began foreign operations in 1983 in England to provide services to its customers outside of the United States. Operations outside the United States are subject to the usual risks and limitations attendant upon investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws and other domestic and foreign governmental policies affecting United States companies doing business abroad. The company does not engage in a formal risk management program with respect to foreign currency exposure. Typically the company maintains cash balances in UK banks to provide for the working capital requirements of Wiltek (UK) Ltd. As of October 31, 1996 and October 31, 1995 these deposits amount to $70,500 and $112,000 respectively. The company receives a portion of its revenue from foreign revenue sources, incurs service costs in England, denominated in UK pounds, and has assets and liabilities in the UK. These factors give rise to currency risks which are dependent upon the fluctuation in exchange rates between the US dollar and UK pound. Wiltek does not use derivative instruments to hedge this risk. All currency figures are expressed in US dollars.

Information about the company's operation in different geographical areas:


                                    Year Ended October 31
                                  (In thousands of dollars)


                                          United
                          Domestic        Kingdom             Total
                          --------        -------             -----
1996
----

Revenues                  $4,090.9       $   913.3           $5,004.2

Net Income (Loss)         $  227.5       $  (137.2)          $   90.3

Identifiable Assets       $1,391.8       $   440.7           $1,832.5


1995
----

Revenues                  $3,805.4       $1,125.7            $4,931.1

Net Loss                  $ (796.6)      $  (73.4)           $ (870.0)

Identifiable Assets       $1,215.2       $  513.8            $1,729.0





Included in the above are U.S. management costs allocated to U.K. operations and net interest expense charged to Wiltek (U.K.) Ltd. in the amount of $265,500 in 1996 and $231,100 in 1995.

Net Sales Backlog

The company believes that sales backlog is not a meaningful indication of future revenue because most of its revenue is derived from short-term contracts for communications services and services are generally initiated within 90 days of receipt of an order.

Employees

The company and its subsidiary Wiltek (U.K.) Ltd. employed 34 full-time employees as of October 31, 1996.

Competition

The office automation and communications field in which the company operates is highly competitive and characterized by rapid changes due to technological improvements and developments. Both low-cost commodity and high-cost custom providers of services exist within the company's marketplace. Major service competitors include Control Data Systems, AT&T (r) and Sprint (r). Consulting competitors are ill-defined due to the infancy of the Microsoft BackOffice (r) product line from a corporate acceptance and implementation standpoint. Despite the competition, the company believes that its high level of capability in software development, network management and cost effectiveness make it competitive in the industry.

Research and Development

The company's research and development activities are directed toward enhancing existing services and creating new services, including consulting services for networking and workflow automation to meet customers' data communication needs. During fiscal years 1996 and 1995 Wiltek spent $459,100 and $467,400, respectively, on research and software development.

Item 2.  Properties

The company occupies a portion of a three-story building at 542 Westport Avenue, Norwalk, Connecticut, as a tenant under a lease expiring December 31, 1999. The space consists of approximately 15,000 square feet and is utilized for offices and a computer center. The Company also occupies 1,200 square feet at Building 101, Merritt 7 Corporate Park, Norwalk, Connecticut, as a tenant under a lease expiring July 23, 2001. This space is primarily used for sales activities. Additionally, the company is leasing approximately 3,500 square feet in Swindon, England for the Wiltek (U.K.) computer center under a lease which expires February 1, 1998.

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

PART II


Item 5.  Market for the Registrant's Common Stock and Related Security Holder

    Matters

(a) The following table shows the range of closing bid prices for the Common Stock, in the over-the-counter market for the fiscal quarters indicated, as reported by NASDAQ. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commission and do not necessarily represent actual transactions:

                                         Bid Prices
                                         ----------
    1996                           High              Low
    ----                           ----              ---
First Quarter                      9/16              5/16
Second Quarter                    13/16              7/16
Third Quarter                     13/16              7/16
Fourth Quarter                    19/32               3/8


    1995
                                   High              Low
                                   ----              ---
First Quarter                       1/4             13/32
Second Quarter                      1/3              7/32
Third Quarter                       1/4              3/32
Fourth Quarter                    23/32              5/32



(b)  Approximate number of equity security holders:

                                               Approximate Number of
                                               Record Holders as of
         Title of Class                  December 5, 1996
                --------------                ---------------------
        Common Stock, No Par Value               756

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

The following table sets forth for the periods indicated (i) percentages of certain items to net revenue of the company and (ii) the percentage increases (decreases) of such items as compared to the prior period:

                                   Relationship to           Period to Period
                                   Total Revenues          Increase (Decrease)
                               Year Ended October 31,          Years Ended
                               ----------------------      -------------------

                               1996             1995              1995-96
                               ----             ----              -------
Net Revenues:
  Communication Services      100.0%           100.0%               1.5%

Cost of Services               51.1             57.3               (9.6)
                              -----            -----

Gross Margin                   48.9             42.7               16.4

Selling, General and
  Administrative Expenses      37.7             36.8                3.9
Research and Development        9.2              9.5               (1.8)
Interest and Dividend
  Expense (Income), Net          .2              (.1)                NM
Loss on Sale of Equipment                       11.0                 NM
Restructuring Expenses                           3.1                 NM
                               ----             ----               ----

Net Income (Loss)               1.8%           (17.6)%               NM
                               =====           =======             =====



      *  NM - Not Meaningful

Net Revenues

Communication services increased by 1.5% versus 6.3% for the same period in 1995. This growth in new revenue is from consulting services.

Cost of Services and Gross Profit Margins.

The gross profit margin for Communication Services increased by 16.4% in the current fiscal year when compared to last year. The increase in profit margin is primarily due to higher revenues and lower salary and benefits costs and depreciation expense.

Selling, General and Administrative Expenses

The company's sales, general and administrative expenses amounted to 37.7% of total revenues during 1996 as compared to 36.8% during the same period last year. These percentages are higher than that of other large companies in the industry. As revenue grows, the company's goal will be to bring these costs in line with industry standards.

Research and Development

Expenditures for research and development amounted to $459,100 and $467,400 for the fiscal years ended October 31, 1996 and 1995, respectively. The reduction in expense of 1.8% for the fiscal year ended October 31, 1996, was due to decreased depreciation expense and benefit costs which were slightly offset by an increase in employment fees.

Interest and Dividend Expense (Income), Net

Interest and dividend expense was $11,100 in fiscal 1996, versus revenues of $3,800 in fiscal 1995. Lower amounts invested for the period resulted in a decrease in interest income and additional lease obligations resulted in increased interest expense.

Loss on Sale of Equipment

During fiscal year ended October 31, 1995, a loss on the sale of equipment in a sale and lease-back transaction resulted in a loss of $552,300.

Restructuring Expense

In accordance with a restructuring plan implemented in April 1995, $227,800 was accrued for severance pay and related employee benefits, $76,600 was reversed in 1995 due to an officer accepting a new position in lieu of retiring. Severance payments amounted to $53,500 and $73,100 for the fiscal years ended October 31, 1996, and 1995, respectively.

Liquidity and Cash Flow

Cash and cash equivalents as of October 31 are presented in the following table:

                                      1996              1995
                                      ----              ----
Cash in banks                      $ 176,300         $ 134,400
Bank money market funds              231,300           309,800
                                   ---------         ---------
                                   $ 407,600         $ 444,200
                                   =========         =========

Cash and cash equivalents decreased by $36,600 during fiscal 1996. The main cause of the decrease were capital expenditures of $132,400, payments under capital lease obligations of $99,200 a decrease in accounts payable of $61,100, and an increase in accounts receivable of $40,800, which were partially offset by net income, depreciation, and issuance of stock as a bonus of $90,300, $192,500 and $13,300 respectively.

Cash and cash equivalents increased by $31,900 during fiscal 1995. The sale of short-term investments of $141,100, sale of fixed assets of $167,500, capital lease obligation of $158,200 and increased payables of $86,700 were partially offset by new computer purchases of $454,700 and payments under lease obligation of $39,600.

The company currently has $3,223,000 in net operating loss carryforwards for U.S. tax purposes which will begin to expire in 1997. See note 8 to the Consolidated Financial Statements for additional details. Wiltek (U.K.) Ltd. has a tax loss carryforward of $926,400.

Capital expenditures in fiscal 1996 were $300,800. Purchases for computer equipment amounted to $99,000, leased equipment amounted to $159,800, and the remainder of purchases in the amount of $42,000 were for furniture and fixtures, leasehold improvements, and lab equipment. Capital expenditures in fiscal 1995 were primarily for computer equipment ($454,700).

Anticipated capital expenditures in 1997 will be approximately $517,000. We expect that existing cash resources will meet these capital requirements.

The company entered into capital lease obligations totaling $159,800 for the year ending October 31, 1996. The capital leases were primarily for new computer equipment. During the fiscal year ended October 31, 1995, the company entered into a capital lease obligation arising from a sale and lease-back transaction. The company received net proceeds of $153,500 in exchange for fixed assets with a net book value of $705,800. The lease is for two years, ending April, 1997.

Item 7.  Financial Statements and Supplementary Data

See the Consolidated Financial Statements annexed hereto and Item 6 above.

Item 8.  Disagreement on Accounting and Financial Disclosure

During the year ended October 31, 1996, or the twenty-four month period prior thereto, there were no disagreements on accounting and financial disclosure practices.

PART III


Item 9.  Directors and Executive Officers of the Registrant

(a)  Identification of directors

Information with respect to the directors is contained in the company's proxy statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference pursuant to General Instruction G (3).

(b)  Identification of executive officers

The names, ages and positions of all executive officers of the company are listed below along with a brief description of their business experience. All officers are appointed by the Board annually to serve for the ensuing year.

    Name               Age         Positions and Offices
    ----               ---         ---------------------
Jay W. Fitzpatrick 55        Chairman

David S. Teitelman 40        President

Boris Frenkiel          57              Vice President & Secretary

F. Spencer Pooley, Jr.  56        Vice President


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

Mr. Pooley had been a Vice President of the company since 1970. He was employed by AT&T Bell Laboratories from 1964 to 1969. He was appointed to Wiltek's Board of Directors in 1994. Effective April 30, 1996, Mr. Pooley has retired. He has retained his position as director.

Item 10.  Management Remuneration and Transactions

The information required by this item is contained in the company's proxy statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference pursuant to General Instruction G(3).

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is contained in the company's proxy statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12.  Certain Relationships and Related Transactions

Not applicable.

PART IV


Item 13.  Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

(1)  Financial Statements

The consolidated financial statements filed as part of this report are as listed in the Index to Financial Statements on page 17 which immediately precedes such statements.

(2)  Exhibits

A list of the exhibits required by Item 601 of Regulation S-K filed as part of this report is set forth in the Index to Exhibits on page 30, which immediately precedes such exhibits and is incorporated herein by reference.

(b)  Reports on Form 8-K

There were no reports filed under Form 8-K for the year ended
October 31, 1996.


                            Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             WILTEK, INC.



                                        By:    DAVID S. TEITELMAN

                                                ___________________________
                             David S. Teitelman
                             President

Date:  January 17, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


JAY W. FITZPATRICK
___________________________________         Date:  January 17, 1997
Jay W. Fitzpatrick
Chairman


DAVID S. TEITELMAN
___________________________________         Date:  January 17, 1997
David S. Teitelman
President and Chief Executive Officer


BORIS FRENKIEL
___________________________________         Date:  January 17, 1997
Boris Frenkiel
Vice President, Director and Secretary


F. SPENCER POOLEY
___________________________________         Date:  January 17, 1997
F. Spencer Pooley
Director


GRAEME MACLETCHIE
___________________________________         Date:  January 17, 1997
Graeme MacLetchie
Director


Wiltek, Inc.
Index to Financial Statements
Covered by Report of Independent Accountants






                                                            Page Reference
Report of Independent Accountants                                  19

Consolidated Balance Sheet at October 31, 1996                     20

Consolidated Statements of Operations and Deficit for the Years
  Ended October 31, 1996 and 1995                                  21

Consolidated Statements of Cash Flows  for the Years Ended
    October 31, 1996 and 1995                                      22

Notes to the Consolidated Financial Statements                     23


Index to Exhibits                                                  32


Wiltek, Inc.
Consolidated Balance Sheet
--------------------------

                                                               October 31,
                                                                   1996
                                                               -----------

Current assets

  Cash and cash equivalents                                   $   407,600
  Accounts receivable, less allowance for
   doubtful accounts - $35,000                                    774,800
  Other current assets                                            111,100
                                                              -----------

        Total current assets                                    1,293,500

Equipment, net                                                    539,000
                                                              -----------

        Total assets                                          $ 1,832,500
                                                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Obligation under capital lease,
   current portion                                            $   90,900
  Accounts payable and accrued expenses                          689,600
  Deferred income                                                  7,400
                                                              ----------

        Total current liabilities                                787,900
                                                              ----------

Long term liabilities
  Obligation under capital lease,
   less current portion                                           88,300

Commitments and contingencies

Shareholders' equity

  Preferred stock, 1,000,000 shares authorized and unissued
  Common stock, stated value $.33-1/3 per share,
   common shares authorized 9,000,000;
   shares issued 4,826,693                                     1,608,900

  Paid-in capital                                              5,650,600
  Deficit                                                     (4,899,300)
  Less treasury stock, at cost
   1,146,235  shares                                          (1,403,900)
                                                              -----------

        Total shareholders' equity                               956,300
                                                              -----------

        Total liabilities and shareholders' equity          $  1,832,500
                                                            =============

      See accompanying notes to consolidated financial statements.

Wiltek, Inc.
Consolidated Statements of Operations and Deficit
-------------------------------------------------

                                                     Year Ended October 31,
                                                     ----------------------
                                                     1996              1995
                                                     ----              ----
Net Revenues
  Communication services                        $ 5,004,200       $ 4,931,100
                                                -----------       -----------

Costs and Expenses
  Cost of communication services                  2,558,300         2,829,000
  Selling, general and
   administrative expenses                        1,885,400         1,814,200
  Research and development                          459,100           467,400
  Interest and dividend expense (income), net        11,100            (3,800)
  Other expenses (income)                                              (8,400)
  Loss on sale of equipment                                           551,500
  Restructuring expenses                                              151,200
                                                -----------       -----------
                                                  4,913,900         5,801,100
                                                ===========       ===========


Net Income (Loss)                                    90,300          (870,000)

Deficit at Beginning
  of Year                                        (4,989,600)       (4,119,600)
                                                ------------      ------------

Deficit at End of Year                         $ (4,899,300)     $ (4,989,600)
                                               =============     =============

Earnings (Loss) Per Common Share:
  Primary                                              $.02             $(.24)
  Fully Diluted                                        $.02

Number of Shares used in per share calculation:
  Primary                                         3,890,382         3,577,696
  Fully Diluted                                   3,914,115


     See accompanying notes to consolidated financial statements.

Wiltek, Inc.
Consolidated Statements of Cash Flows
-------------------------------------

                                                     Year Ended October 31,
                                                     ----------------------
                                                     1996              1995
                                                     ----              ----
Cash flows from operating activities:
  Net income (loss)                             $   90,300        $  (870,000)
                                                ----------        ------------
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                  192,500            270,000
    Issuance of treasury stock as bonus             13,300             21,000
    Valuation adjustment of
     short-term investments                                               300
    Gain on sale of short-term investments                             (8,600)
    Loss on sale of fixed assets                                      551,500
    (Increase) decrease in accounts
     receivable and other current assets           (40,800)             6,000
    Increase (decrease) in accounts
     payable and accrued expenses                  (61,100)            86,700
                                                 ----------         ----------

          Total adjustments                        103,900            926,900
                                                 ----------         ----------
Net cash provided
  by operating activities                          194,200             56,900
                                                 ----------         ----------
Cash flows from investing activities:
  Capital expenditures                            (132,400)          (454,700)
  Proceeds from sale of investments                                   141,100
  Proceeds from sale of fixed assets                                  167,500
                                                 ----------         ----------

Net cash used in investing activities             (132,400)          (146,100)
                                                 ----------         ----------
  Cash flow from financing activities:
  Proceeds from exercise of stock options              800              2,500
  Capital lease obligation                                            158,200
  Payments under capital lease obligation          (99,200)           (39,600)
                                                 ----------         ----------

Net cash (used in) provided by financing
 activities                                        (98,400)           121,100
                                                 ----------         ----------
  Net (decrease) increase in cash and
   cash equivalents                                (36,600)            31,900

  Cash and cash equivalents at
   beginning of year                               444,200            412,300
                                                 ----------         ----------

Cash and cash equivalents at end of year        $  407,600         $  444,200
                                                ==========         ===========

Supplemental disclosures of cash flow
 information:
  Cash paid during the year for income taxes    $    5,100         $    5,000
                                                ==========         ===========
  Interest expense                              $   18,800         $    6,600
                                                ==========         ===========
Noncash investing and financing activities:
  Capital expenditures in accounts payable      $    8,600         $    2,200
                                                ==========         ===========
  Capital lease obligations incurred
   for fixed asset acquisitions                 $  159,800         $
                                                ==========         ===========

       See accompanying notes to consolidated financial statements.

Wiltek, Inc.
Notes to Consolidated Financial Statements
------------------------------------------

Note 1 - Accounting Policies and Practices

General: The Company operates exclusively in one industry segment (line of business): The design and management of data communication networks and services.

During the fiscal year ended October 31, 1996, two customers each accounted for more than 10% of the Company's total revenues. These customers were Ford Motor Company (14.3%), and Sea-Land Services, Inc. (17.7%). The company is dependent upon these two customers and the loss of any one of these customers could adversely affect the business of the company. Three customers accounts receivable balances are more that 10% of the outstanding accounts receivable. These customers in aggregate amount to 48% of the accounts receivable balance.

In the fiscal year ended October 31, 1995, three customers accounted for 10% or more of the Company's total revenues. The customers were Ford Motor Company (15%), Sea-Land Service, Inc. (16%) and Advantis (10%). Two customers accounts receivable balances are more than 10% of the outstanding accounts receivable. These customers in aggregate amount to 45% of the accounts receivable balance.

The Company began foreign operations in 1983 when it established its computer center in London, England. During fiscal year 1996, the U.K. operation's total revenues were $913,300 with a net loss of $137,200. Included in the above are $232,300 in U.S. management costs allocated to U.K. operations and intercompany net interest expense charged to Wiltek (U.K.) Ltd. in the amount of $33,200. Identifiable total assets amounted to $440,700. The U.S. dollar is the functional currency of the U.K. operation.

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Wiltek (U.K.) Ltd. All significant intercompany transactions have been eliminated in consolidation.

Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid instruments including money market funds and certificates of deposit with original maturities of three months or less to be cash equivalents. The Company currently has on deposit approximately $285,000 which is subject to concentration of credit risk as it is not insured. Funds on deposit in the U.K. in the amount of $76,800 are not insured by the Federal Deposit Insurance Company.

Revenue Recognition: Customers are invoiced at the beginning of the month for fixed rate services and at the end of the month for usage sensitive services. Revenue is recognized when services are performed.

In accordance with the terms of contracts with some of its customers, the Company pays the common carrier communication costs incurred by the customers. The Company is reimbursed by the customers for these costs. The reimbursement is reflected as a reduction of expenses in the Company's consolidated statement of operations and is not included in revenues. Amounts billed to the Company and subsequently rebilled to the customers during the fiscal years ended October 31, 1996 and 1995 were $718,900 and $990,300, respectively.

Equipment: Equipment is carried at cost. Major renewals and betterments are charged to the equipment accounts while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. The Company follows the policy of providing for depreciation of equipment over the estimated useful lives: computer equipment - 5 years; furniture and fixtures - 8 to 10 years; automobile - 4 years; leasehold improvements over the remaining life of the lease. Fixed assets under capital lease obligations are depreciated over the term of the lease which approximate the useful life. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the accounts and the resulting profit or loss is credited or charged to income.

Research and Development: The Company's research and development activities are directed toward enhancing existing services and creating new services to meet customers' data communication needs. During fiscal years 1996 and 1995, Wiltek spent $459,100 and $467,400, respectively, on research and software development.

Taxes: The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

Income (Loss) Per Share: Income (loss) per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during fiscal 1996. Common share equivalents are omitted during fiscal year 1995 since the effect is antidilutive.

Use of Estimates: In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following item is based on an estimate which is particularly sensitive to change in the near term: the valuation allowance for the deferred tax asset. It is possible that changes in this estimate will occur and the effect of such change may be significant to the financial statements of the Company.

Advertising Costs:  Advertising costs are expensed when incurred.

Fair Value of Financial Instruments: Based on borrowing rates currently available to the Company for capital leases with similar terms and maturities, the fair value of the Company's capital leases approximates the carrying value. The carrying values of all other financial instruments potentially subject to valuation risk, principally cash, accounts receivable and accounts payable, also approximate fair value because of the short-term maturities of these investments.

Impairment of Long-Lived Assets: Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company will evaluate the carrying value of property, plant and equipment in relation to the operating performance and future undiscounted cash flows of the underlying business. SFAS No. 121 requires analysis of each item on an individual asset-by-asset basis, where applicable. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. Generally, fair value represents the expected future cash flows from the use of the asset or group of assets, discounted at an interest rate commensurate with the risks involved.

Accounting for Stock-Based Compensation: In 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The statement defines a fair value based method of accounting for an employee stock option. Companies may, however, elect to adopt this new accounting rule through a pro forma disclosure option, while continuing to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under disclosure option, companies must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting described below had been applied.

Under the new fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.

The adoption of this Statement is required, either through adoption or disclosure in 1997. The Company has decided to follow the accounting prescribed by APB opinion No. 25.

Note 2 - Restructuring Plan

The Company began working on a restructuring program during the fiscal year 1995 second quarter. The restructuring charge consists of severance and related costs in connection with the reduction of approximately 15% of the Company's workforce or 6 salaried jobs. A Vice President originally considered as part of the restructuring plan, in the fourth quarter of 1995, accepted a reduced salary and responsibilities in lieu of retiring.

The status of the restructuring provision follows:

 Initial provision                                          $227,800
 1995 activity                                               (73,100)
 Reversal of Officer severance
  and related employee benefits                              (76,600)
                                                            ---------
 Balance at October 31, 1995, included in
  accrued severance pay                                       78,100
                                                            ---------
 1996 activity                                               (53,500)
                                                            ---------
 Balance at October 31, 1996, included in
  accrued severance pay                                     $ 24,600
                                                            =========

Note 3 - Equipment

                                                           October 31,
                                                              1996
                                                           -----------
Lab equipment                                               $  27,900
Automobile                                                      4,000
Capital leases                                                318,000
Furniture and fixtures                                         18,000
Computer equipment                                            593,000
Leasehold improvements                                        358,200
                                                           -----------
                                                            1,319,100
Less:    accumulated depreciation
        and amortization                                      780,100
                                                           -----------
                                                           $  539,000
                                                           ===========


Note 4 - Accounts Payable and Accrued Expenses

                                                            October 31,
                                                               1996
                                                            -----------
Accounts payable                                            $ 492,100
Accrued payroll, vacations and employee benefits               84,900
Accrued commissions                                             9,400
Accrued professional fees                                      33,500
Other accrued expenses                                         32,100
Accrued severance pay                                          24,700
Accrued taxes payable                                          12,900
                                                            -----------

        Total accounts payable and
          accrued expenses                                 $  689,600
                                                           ============

Note 5 - Obligation Under Capital Lease
During the fiscal year ending October 31, 1996, the Company entered into several capital lease agreements for new computers and furniture totaling $159,800. The lease terms vary from three to five years, with interest rates between 11.93% and 26.36%. In the fiscal year ending October 31, 1995, the Company entered into a sale and lease-back agreement for computers and other equipment in the amount of $158,200. The terms of the sale and lease-back agreement are for 24 months effective May 1, 1995, with a monthly payment of $7,238 at an interest rate of 9.1695%. At the end of the lease the Company, at its option, may purchase the leased equipment for fair market value or a maximum of $23,726.

Accumulated depreciation amounted to $139,000 and $39,600 for the fiscal years ending 1996 and 1995, respectively.

The related future lease minimum payments as of October 31, 1996, are as follows:

Year Ending October 31                                 Capital Leases
----------------------                                 --------------
1997                                                       $104,100
1998                                                         60,700
1999                                                         39,800
2000                                                          7,400
2001                                                          5,600
                                                           --------
Net minimum lease payment                                   217,600
Amount representing interest                                 38,400
                                                           --------
Obligation under capital lease                             $179,200
                                                           ========

Note 6 - Changes in Shareholders' Equity and Options

Set forth below is a summary of changes in shareholders' equity for the two years ended October 31, 1996.

            Common                                        Treasury Stock
            Shares    Common   Paid-In
            Issued    Stock    Capital      Deficit        Cost        Shares
Balance
at
10/31/94  4,813,493 $1,604,500 $5,727,200 $(4,119,600) $(1,513,700) 1,236,235

Issuance
of
Treasury
Stock as
bonus                            (40,000)                  61,000     (50,000)

Exercise
of Stock
Options      10,000      3,300      (800)

Net Loss    _______     ______    ______    (870,000)    ________    ________
                                            ---------

Balance
at
10/31/95  4,823,493  1,607,800 5,686,400  (4,989,600)  (1,452,700)  1,186,235
          ---------  --------- ---------  -----------  -----------  ---------

Issuance
of
Treasury
Stock
as bonus                         (35,500)                  48,800     (40,000)

Exercise
of Stock
Options       3,200      1,100      (300)

Net Income  -------     ______     ______     90,300     ________    ________
                                              ------
Balance
at
10/31/96  4,826,693 $1,608,900 $5,650,600 $(4,899,300) $(1,403,900) 1,146,235
          ========= ========== ========== ============ ============ =========

Note 7 - Stock Options




At the 1984 Annual Meeting of shareholders, the 1983 Stock Option Plan was approved. An aggregate of 500,000 shares was authorized under the plan.





                                Number          Price
1983 Stock Options            of Shares       Per Share          Total
                              ---------       ---------          -----
Outstanding at 10/31/94        291,000     $1.00 to $1.75      $311,399

Cancelled/Expired              239,000     $1.01 to $1.75       249,647
                               -------                          -------

Outstanding at 10/31/95         52,000    $1.03 to $1.3125       61,752

Cancelled                        6,000    $1.03 to $1.3125        6,462
                               -------                           ------

Outstanding at 10/31/96         46,000    $1.03 to $1.3125    $  55,290
                               =======                          =======

Exercisable at:
October 31, 1995                52,000    $1.03 to $1.3125      $61,752
October 31, 1996                46,000    $1.03 to $1.3125      $55,290

     No shares were available for future grants at October 31, 1996.

None of the above option prices were less than fair market value at the date of grant.

At the 1989 Annual Meeting of shareholders, the 1988 Stock Option Plan was approved. An aggregate of 400,000 shares was authorized under the plan.

                                Number          Price
1988 Stock Options            of Shares       Per Share         Total
                              ---------       ---------         -----
Outstanding at 10/31/94        177,000     $1.03 to $2.94     $198,905

Cancelled                          500          $2.94            1,470
                               -------                        --------

Outstanding at 10/31/95        176,500     $1.03 to $2.94      197,435
                               -------                        --------

Cancelled                        5,000     $1.03 to $2.94        7,125
                               -------                        --------

Outstanding at 10/31/96        171,500     $1.03 to $2.94     $190,310
                               =======                        ========

Exercisable at:
October 31, 1995               176,500     $1.03 to $2.94     $197,435
October 31, 1996               171,500     $1.03 to $2.94     $190,310

      No shares were available for future grants at October 31, 1996.

None of the above option prices were less than fair market value at the date of grant.

1994 Stock Options
At the 1995 Annual Meeting of Shareholders, the 1994 Stock Option Plans for employees (750,000 shares) and non-employees (100,000 shares) were approved. An aggregate of 850,000 shares were authorized under the plan.

                                   Number          Price
Employees                        of Shares       Per Share       Total
                                 ---------       ---------       -----
Outstanding at 10/31/94           427,000          $.25        $106,750

Granted                           178,000          $.25          44,500

Exercised/Cancelled                88,000          $.25          22,000
                                  -------                      --------

Outstanding at 10/31/95           517,000          $.25         129,250
                                  -------                      --------

Granted                            50,000          $.56          28,000

Exercised/Cancelled                78,200          $.25          19,550
                                  -------                      --------

Outstanding at 10/31/96           488,800      $.25 to $.56    $137,700
                                  =======                      ========

Exercisable at:
October 31, 1995                  517,000         $.25         $129,250
October 31, 1996                  488,800     $.25 to $.56     $137,700

     Number shares available for future grants at October 31, 1996:  248,000.


                                       Number        Price
Non-Employees                        of Shares     Per Share       Total
                                     ---------     ---------       -----
Granted                               35,000         $.25         $8,750

Outstanding at 10/31/95 and 10/31/96  35,000         $.25         $8,750

Exercisable at:
October 31, 1995                      35,000         $.25         $8,750
October 31, 1996                      35,000         $.25         $8,750

     Number of shares available for future grants at October 31, 1996:  65,000.

None of the above option prices were less than fair market value at the date of grant.

Note 8 - Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company anticipates utilizing its deferred tax assets only to the extent of its deferred tax liabilities. Therefore, the Company has established a valuation allowance to reduce its net deferred tax asset to zero at October 31, 1996. The Company accounts for the investment tax credit on the flow-through method. In fiscal years ended 1996 and 1995, included in sales, general and administrative expenses, is tax expense of $2,900 and $3,400, respectively. Significant components of the Company's deferred tax assets as of October 31, 1996 are as follows:

Deferred tax assets:

  Net operating loss carryforward               $1,637,800
  Investment tax credit carryforward                87,600
                                                ----------

  Deferred tax asset                             1,725,400
    Less valuation allowance                     1,725,400

  Net deferred tax assets                       $        0
                                                ==========

Net income (loss) before and after income taxes for the two fiscal-year periods was as follows:

         DOMESTIC       UNITED KINGDOM      TOTAL
                --------                --------------          -----
1996           $ 227,500                  $(137,200)         $  90,300

1995           $(796,600)                  $(73,400)         $(870,000)

At October 31, 1996, the Company's U.S. operating loss carryforwards for financial accounting and Federal tax purposes approximated $3,223,000 and $2,054,200 for state tax purposes. The Company used $237,600 and $240,300 in loss carryforwards for federal and state tax purposes, respectively. The loss carryforward for alternative minimum tax purposes amounts to $3,246,300. The Company used $213,800 in alternative minimum tax loss carryforward in the year ending October 31, 1996.The Company's U.K. operating loss carryforwards are approximately $926,400 for tax purposes.

At October 31, 1996, investment tax credits of approximately $87,600 are available to reduce future taxes on taxable income after the future tax benefits arising from existing operating loss carryforwards have been realized. According to the provisions of the Tax Reform Act of 1986, this carryforward was reduced by 35% effective July 1, 1987. The U.S. tax loss carryforwards and investment tax credit carryforwards expire as follows:

                              Tax Loss                 Investment Tax
Expiration                  Carryforwards           Credit Carryforwards
----------                  -------------           --------------------
  1997                                                     $28,500
  1998                        $585,800                      22,400
  1999                         354,900                      18,400
  2000                                                      14,400
  2001                                                       3,900
  2007                         404,400
  2008                         628,100
  2009                         474,800
  2010                         775,000
                             ---------                     -------
                            $3,223,000                     $87,600
                            ==========                     =======

The Tax Reform Act of 1986 enacted a complex set of rules (Internal Revenue Code Section 382) limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate "ownership change." Generally, this occurs when there is a greater than 50% change in ownership.

Note 9 - Commitments and Contingent Liabilities

There are in effect annual employment agreements with two officers of the Company which call for a base compensation to be mutually agreed upon at renewal and upon failure to reach agreement will terminate, with the officer, in certain circumstances, being entitled to a severance payment in an amount equal to one-half of his then current annual base compensation. The minimum aggregate payouts under such contracts approximate $89,500.

Total rental expenses for office space, equipment and automobiles included in the results of operations for fiscal years ended October 31, 1996 and 1995, were $278,500 and $258,000 respectively. Minimum rental commitments under noncancelable leases covering space and equipment are as follows:

          Fiscal Year                   Rental Commitments
          -----------                   ------------------
             1997                            $367,300
             1998                             254,300
             1999                             209,500
             2000                              60,900
             2001                              28,300
                                             --------
                                             $920,300
                                             ========

Note 10  - Related Party Transaction

During the current fiscal year, 40,000 shares of common stock held as treasury stock were granted by the Board of Directors to one of the officers. During the fiscal year ending October 31, 1995, 50,000 shares of common stock held as treasury stock were granted by the Board of Directors to one of the officers.

WILTEK, INC.

Index to Exhibits





                                                    Sequential Page
Exhibit No.         Description                         Number
-----------         -----------                     ---------------
    22              Subsidiary                            33



   24/a             Consent of independent certified
                     public accountants                   34