Form 10QSB
period 1997-01-31
WILTEK INC
filed 1997-03-19
CIK 107559

WILTEK, INC.

INDEX





                                                                      Page No.


PART I.  FINANCIAL INFORMATION

            Consolidated Balance Sheet -
                        at January 31, 1997                                  3

           Consolidated Statement of Operations and Accumulated Deficit
                       for the Three Months Ended January 31, 1997 and 1996  4

           Consolidated Statement of Cash Flows
                       for the Three Months Ended January 31, 1997 and 1996  5

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

                                                                   January 31,
                                                                       1997
ASSETS                                                               Unaudited

Current Assets

         Cash and cash equivalents                                    $310,600
         Accounts receivable, less
            allowance for doubtful
            accounts $35,000                                         1,004,100
         Other current assets                                          104,500

                       Total Current Assets                          1,419,200

Equipment, net                                                         556,100
                                                                    $1,975,300

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

         Obligation under capital lease, current portion               $91,800
         Accounts payable and
         accrued expenses                                              658,100
         Deferred income                                                 6,900
                     Total Current Liabilities                         756,800

Long-Term Liabilities

          Obligation under capital lease, less current portion         111,900

Commitments and Contingent Liabilities

Shareholders' Equity

         Preferred Stock 1,000,000 shares authorized
           and unissued
         Common Stock, stated value $.33-1/3 per share,
          9,000,000 shares authorized;
         shares issued:
            4,826,693                                                1,608,900
          Paid in capital                                            5,650,700
          Deficit                                                  (4,749,100)
          Less treasury stock at cost
             1,146,235 shares                                      (1,403,900)

                         Total Shareholders' Equity                  1,106,600
                                                                    $1,975,300

See accompanying notes to consolidated financial statements.


                                                              Wiltek, Inc.
                                         Consolidated Statement of Operations
                                                  and Accumulated Deficit
                                                             (Unaudited)


                                                            Three Months Ended
                                                              January 1997
                                                          1997            1996
Net  Revenues
        Communication services                      $1,520,800      $1,240,300

Costs and Expenses
        Cost of communication services                 808,500         617,100
        Sales                                          245,800         252,800
        General and administrative                     199,000         202,800
        Research and development                       112,200          99,700
        Interest expense                                 5,100           1,600

                                                     1,370,600       1,174,000

Net Income                                             150,200          66,300


Accumulated Deficit at Beginning
    of Period                                       (4,899,300)    (4,989,600)

Accumulated Deficit at End of Period               $(4,749,100)   $(4,923,300)

Earnings Per Common Share:

                             Primary               $       .04    $        .02

                             Fully Diluted                 .04             .02

Number of shares used in per
    share calculation:

                             Primary                 3,667,125       3,850,311
                             Fully Diluted           3,806,596       3,945,035


See accompanying notes to consolidated financial statements.

                                                              Wiltek, Inc.
                                         Consolidated Statement of Cash Flows
                                                               (Unaudited)
                                                            Three Months Ended
                                                                January 1997
                                                           1997           1996
Cash Flow from Operating Activities:
         Net Income                                    $  150,200     $66,300
         Adjustments to reconcile net income to
            net cash provided by operating activities:
         Depreciation and amortization                     59,500      43,700
         (Increase) in accounts receivable
            and other current assets                     (222,700)    (78,100)
         (Decrease) in accounts payable
            and accrued expenses                          (26,800)   (137,500)

                       Total adjustments                 (190,000)   (171,900)

          Net cash (used) in operating activities         (39,800)   (105,600)

Cash Flows from Investing Activities:
         Capital expenditures                             (18,700)    (46,800)

         Net cash (used) in investing activities          (18,700)    (46,800)

Cash Flows from Financing Activities:
         Proceeds from exercise of stock options                          200
         Payment under capital lease obligations          (38,500)    (20,700)

         Net cash (used) in financing activities          (38,500)    (20,500)

         Net decrease in cash and
            cash equivalents                              (97,000)   (172,900)

         Cash and cash equivalents
            at beginning of period                         407,600    444,200

         Cash and cash equivalents at end of period       $310,600   $271,300

Supplemental disclosure of cash flow information
Cash paid during the quarter for:
        Interest                                             9,100      3,200
        Income taxes                                         1,400      1,100

Supplemental schedule of non-cash investing and financing activities
During the first quarter ending January 31, 1997, capital lease obligations of $63,000 were incurred when the Company entered into leases for new equipment.
During the first quarter ending January 31, 1996, capital lease obligation of $34,500 was incurred when the Company entered into a lease for new equipment.

See accompanying notes to consolidated financial statements.






                             WILTEK, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of January 31, 1997, and the related consolidated statements of operations and accumulated deficit for the three month periods ended January 31, 1997, and 1996 and the consolidated statement of cash flows for the three month periods ended January 31, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim re

The financial statements as of January 31,1997 and for the three month periods then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996.

The accounting policies followed by the company with respect to the unaudited interim financial statements are consistent with those stated in the 1996 Wiltek, Inc. Annual Report on Form 10-KSB.

The company does not engage in a formal risk management program with respect to foreign currency exposure. Typically the company maintains cash balances in UK banks to provide for the working capital requirements of Wiltek (UK) Ltd. As of January 31, 1997 and January 31, 1996 these deposits amounted to $45,600 and $25,400, respectively. The company receives a portion of its revenue from foreign revenue sources, incurs service costs in England denominated in UK pounds and has assets and liabilities in the U

Earnings per common share is based on the weighted average number of common and dilutive common equivalent shares outstanding.

In accordance with the SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. However, in view of the uncertainty as to whether the Company will produce sufficient taxable income to utilize its deferred tax assets, a 100% valuation allowance has been established against such deferred tax assets. To offset t





In accordance with the terms of contracts with some of its customers, the Company pays the common carrier communication costs incurred by the customers. The Company is reimbursed by the customers for these costs. The reimbursement is reflected as a reduction of expenses in the Company's consolidated statement of operations and is not included in revenues. Amounts billed to the Company and subsequently re-billed to the customers during the three month period ended January 31, 1997 and 1996 were $119,400

During the quarter ended January 31, 1997, one customer accounted for more than 10% of the Company's total revenues. This customer accounted for 19.2% of revenues.

During the quarter ended January 31, 1996, two customers accounted for 10% or more of the Company's total revenues. These customers accounted for 21% and 15.3% of revenues.

WILTEK, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash and cash equivalents have decreased by $97,000 from $407,600 at October 31, 1996. The decrease in cash was due to net cash used in operating activities of $39,800, capital expenditures during the period of $18,700 and payments under capital lease obligations of $38,500. The main cause of the decrease in cash used in operating activities was due to the increase in accounts receivable of $222,700 which was offset by net income and depreciation in the amounts of $150,200 and $59,500, respectively. Capital

Results of Operations

Communication services revenue increased by $280,500 during the first quarter ended January 31, 1997 when compared to the same period last year. An improved economic environment and consulting services resulted in increased revenues.

The period to period increases (decreases) in the principal items included in the Consolidated Statement of Operations and Accumulated Deficit is summarized below:


                                                            COMPARISON OF
                                                          THREE MONTHS ENDED
                                                     JANUARY 31, 1997 AND 1996

                                                            $              %
Net Revenues                                             280,500           23

Cost of Services                                         191,400           31

Sales expense                                             (7,000)          (3)

General and
Administrative expense                                    (3,800)          (2)

Research and Development expense                          12,500           13

Interest expense                                           3,500          219

Net Income                                                83,900          127










Revenues from operations have increased by 23% during the three months ended
January 31, 1997, versus the same period last year due to new consulting services.

                                            Three Months Ended
                                                January 31

                                        1997                 1996
Communication Services Revenue        $1,520,800          $1,240,300
Communication Services Costs             808,500             617,100
Gross Profit                          $  712,300          $  623,200
Gross Profit Margins                       47%                 50%

The gross profit margin for Communication Services has decreased by 3% in the current reporting period. As the result of increased consulting activity which is less profitable than communication services, the gross profit margin decreased.

Sales: The company's selling expenses amounted to 16.1% of total revenues in the first quarter of 1997 as compared to 20.3% during the same period last year. The reduction in expense is due to the elimination of one sales position.

General and Administrative: The company's G&A expenses amounted to 13.1% of total revenues in the first quarter of 1997 as compared to 16.3% during the same period last year. The reduction in expense for the first three months compared to the same period last year is the result of the elimination of one executive position.

Research and Development: The increase in expense for the first three months compared to the same period last year is the result of the addition of one executive position.

Interest expense: Due to current low interest rates available on cash balances, interest income declined for the three months ended January 31, 1997. Interest income is offset by an increase in interest expense due to the Company entering into capital lease obligations.

Taxes: Due to losses in prior periods and the use of net loss carry forward for the three month period, Federal or State income tax provisions are not provided.






                                                PART II.  OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

b.  Reports on Form 8-K.

A form 8-K was filed on January 21, 1997, announcing that Wiltek, Inc. has appointed the following individuals as officers of the company:

David Peter Holst-Grubbe - Vice President, Sales
William P. Bunce - Vice President, Marketing
Kevin C. Carathanasis - Vice President, Services.








                                                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 7, 1997                            WILTEK, INC.



                                                DAVID S. TEITELMAN
                                                ______________________________
                                                David S. Teitelman
                                                President