Form 10QSB
period 1997-04-30
WILTEK INC
filed 1997-06-16
CIK 107559

WILTEK, INC.

                                         INDEX





                                                                     Page No.


PART I.  FINANCIAL INFORMATION

       Consolidated Balance Sheet -
          at April 30, 1997                                               3

       Consolidated Statement of Operations and Accumulated Deficit
         for the Three and Six Months Ended April 30, 1997 and 1996       4

       Consolidated Statement of Cash Flows
         for the Six Months Ended April 30, 1997 and 1996                 5

       Notes to Consolidated Financial Statements                       6 - 7

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8 - 9



PART II.   OTHER INFORMATION                                               10




                                 Wiltek, Inc.
                           Consolidated Balance Sheet
                                 (Unaudited)

                                                                      April 30,
                                                                         1997
ASSETS                                                                 Unaudited
Current Assets

         Cash and cash equivalents                                    $  289,100
         Accounts receivable, less
            allowance for doubtful
            accounts $34,200                                           1,099,300
         Other current assets                                             88,200

                       Total Current Assets                            1,476,600

Equipment, net                                                           519,000
                                                                      $1,995,600

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

         Obligation under capital lease, current portion                 $74,900
         Accounts payable and
         accrued expenses                                                762,100
         Deferred income                                                   7,100
                     Total Current Liabilities                           844,100

Long-Term Liabilities

          Obligation under capital lease, less current portion           102,800

Commitments and Contingent Liabilities

Shareholders' Equity

         Preferred Stock 1,000,000 shares authorized
           and unissued
         Common Stock, stated value $.33-1/3 per share,
          9,000,000 shares authorized;
         shares issued:
            4,826,693                                                  1,608,900
          Paid in capital                                              5,646,700
          Deficit                                                    (4,815,200)
          Less treasury stock at cost
             1,136,235 shares                                        (1,391,700)

                         Total Shareholders' Equity                    1,048,700
                                                                      $1,995,600

See accompanying notes to consolidated financial statements.

                                  Wiltek, Inc.
         Consolidated Statement of Operations and Accumulated Deficit
                                   (Unaudited)


                               Three Months Ended            Six Months Ended
                                    April 30                     April 30
                               1997         1996            1997          1996
Net Revenues
Communication services       $1,404,800   $1,258,200     $2,925,600  $2,498,500

Costs and Expenses
Cost of communication services 791,100       668,400      1,599,600    1,285,500
Sales expense                  301,100       236,900        546,900      489,700
General and administrative
 Expense                       228,300       220,500        427,300      423,300
Research and development
 Expense                       141,300       105,400        253,500      205,100
Interest expense                 9,100         1,000         14,200        2,600

                             1,470,900      1,232,200     2,841,500    2,406,200

Net Income (Loss)              (66,100)        26,000        84,100       92,300


Deficit at Beginning of Period
                             (4,749,100)    (4,923,300)   (4,899,300)(4,989,600)

Deficit at End of Period
                             ($4,815,200)  ($4,897,300) ($4,815,200)($4,987,300)
Earnings (Loss) Per Common Share:

Primary(                          ($.02)         $.01        $.02         $.02
Fully Diluted                     ($.02)         $.01        $.02         $.02

Number of Shares used in
  per share calculation:

Primary                          3,675,458     3,934,399     3,964,887 3,934,399
Fully Diluted                    3,675,458     3,934,399     3,964,887 3,934,399






                  See accompanying notes to consolidated financial statements.








                                   Wiltek, Inc.
                       Consolidated Statement of Cash Flows
                                  (Unaudited)
                                                         Six Months Ended
                                                              April 30
                                                         1997            1996
Cash Flow from Operating Activities:
         Net Income                                    $ 84,100        $92,300
         Adjustments to reconcile net income to
            net cash provided (used) by operating activities:
         Depreciation and amortization                   121,400        89,400
         Insurance of treasury
            stock as bonus                                 8,300
         (Increase) in accounts receivable
            and other current assets                    (301,700)       (24,900)
         Increase (decrease) in accounts payable
            and accrued expenses                          69,400       (126,600)
                       Total adjustments                (102,600)      ( 62,100)
          Net cash provided (used) in operating
                                          activities   (  18,500)         30,200

Cash Flows from Investing Activities:
         Capital expenditures                            (27,100)       (85,600)
         Net cash provided (used) in investing activities(27,100)       (85,600)

Cash Flows from Financing Activities:
         Proceeds from exercise of stock options                             300
         Payment under capital lease obligation           (72,900)      (43,400)

         Net cash (used) in financing activities          (72,900)      (43,100)

         Net increase (decrease) in cash and
            cash equivalents                             (118,500)      (98,500)

         Cash and cash equivalents
            at beginning of period                        407,600        444,200

         Cash and cash equivalents at end of period      $289,100       $345,700

Supplemental disclosure of cash flow information
Cash paid during the six months for:
        Interest                                            18,300         7,000
        Income taxes                                         3,200         3,100

Supplemental schedule of non-cash investing and financing activities
During the first six months of fiscal 1997 capital lease obligations of $71,400 were incurred when the Company entered into leases for new equipment. Capital expenditures in accounts payable amount to $11,367.

The second quarter ending April 30, 1996, includes a capital lease obligation of
$34,600 which was incurred when the company entered into a lease for new equipment.

               See accompanying notes to consolidated financial statements.


                                  WILTEK, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of April 30, 1997, and the related consolidated statements of operations and accumulated deficit for the three and six month periods ended April 1997, and 1996 and the consolidated statement of cash flows for the six month periods ended April 1997, and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of April 30,1997 and for the three and six month periods then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for year ended October 31, 1996.

The accounting policies followed by the company with respect to the unaudited interim financial statements are consistent with those stated in the 1996 Wiltek, Inc. Annual Report on Form 10-KSB.

The company does not engage in a formal risk management program with respect to foreign currency exposure. Typically the company maintains cash balances in UK banks to provide for the working capital requirements of Wiltek (UK) Ltd. As of April 30, 1997 and April 30, 1996 these deposits amounted to $49,200 and $114,100, respectively. The company receives a portion of its revenue from foriegn revenue sources, incurs service costs in England denominated in UK pounds and has assets and liabilities in the UK. These factors give rise to currency risks which are dependent upon the fluctuation in exchange rates between the US dollar and UK pound. Wiltek does not use derivative instruments to hedge this risk.

Earnings per common share were determined by dividing net earnings (loss) by weighted average number of common and dilutive common equivalent shares outstanding.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and full diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.


In accordance with the SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. However, in view of the uncertainty as to whether the Company will produce sufficient taxable income to utilize its deferred tax assets, 100% valuation allowance has been established against such deferred tax assets. To offset taxable income during the period ending April 30, 1997, the company used $136,100 and $139,200 in operating loss carry forwards for federal and state tax purposes, respectively. This results in a reduction of deferred tax assets in the amount of $25,500.

In accordance with the terms of contracts with some of its customers, the Company pays the common carrier communication costs incurred by the customers. The Company is reimbursed by the customers for these costs. The reimbursements are reflected as a reduction of expenses in the Company's consolidated statement
of operations and is not included in revenues. Amounts billed to the Company and subsequently re-billed to the customers during the six month periods ended April 30, 1997 and 1996 were $247,200 and $244,800, respectively.

During the quarter ended April 30, 1997, two customers accounted for more than 10% of the Company's total revenues. These customers accounted for 19.6% and 10.3% of total revenues.

During the six months ended April 30, 1996, two customers accounted for more than 10% of the Company's total revenues. These customers accounted for 18.1%, and 15.6%, of total revenues.

                                 WILTEK, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Cash and cash equivalents have decreased by $118,500 from $407,600 at October 31, 1996 The decrease in cash was due to net cash used in operating activities of $18,500, capital expenditures during the period of $27,100 and payments for capital lease obligations of $72,900. The main cause of the decrease in cash from operating activities was the increase in accounts receivable of $301,700 which was partially offset by net income, depreciation, and an increase in accounts payable in the amounts of $84,100, $121,400, and $69,400 respectively.
Capital expenditures for the third quarter are expected to be approximately $122,000. We expect that existing cash resources and cash flow from operations will meet these capital requirements.

Results of Operations

Communication revenues for the six months ended April 30, 1997, have increased by $427,100 when compared to the six months ended April 30, 1996. Communication revenues increased by $146,600 during the second quarter ended April 30, 1997 when compared to the same period last year. An increase in consulting services resulted in increased revenues.

                                      COMPARISON OF
                        THREE MONTHS ENDED SIX MONTHS ENDED
                APRIL 30, 1997 AND 1996              APRIL 30, 1997 AND 1996
                       $             %                      $             %
Net Revenues       146,600           12                  427,100          17

Cost of Services   122,700           18                  314,100          24

Sales expense       64,200           27                   57,200          12

General and administrative
 Expenses            7,800            4                    4,000           1

Research and development
 Expense            35,900            34                  48,400           24

Interest expense     8,100            NM                  11,600           NM

Net Income (loss)  (92,100)           NM                  (8,200)          (9)

 NM - Not Meaningful



Revenues from operations have increased by 17% for the six months ended April
30, 1997, and 12% for the quarter, respectively, versus the same periods last year due to increased consulting services.






                           Three Months Ended                Six Months Ended
                               April 30                            April 30
                           1997        1996                  1997       1996
Communication Services
 Revenue               $1,404,800   $1,258,200            $2,925,600  $2,498,500
Communication Services
 Costs                    791,100      668,400             1,599,600   1,285,500
Gross Profits $           613,700     $589,800            $1,326,000  $1,213,000
Gross Profit Margins        44%          47%                   45%          49%

The gross profit margin for Communication Services has decreased in both comparative periods The decrease in the profit margin is a result of consulting activities with reduced margins and re-negotiated communication services agreements also with reduced margins.

Sales expense: The company's selling expenses amounted to 21.4% of total revenues in the second quarter of 1997 as compared to 18.8% during the same period last year. The company's selling expenses for the six months ending April 30, 1997, amounted to 18.7% of total revenues compared to 19.6% in the prior year. The increase in Sales expense is due to the addition of sales personnel, sales office space and related expenses for telephone and new equipment.

General and administrative expenses: There were no significant change in the three and six months ended April 30, 1997, compared to the same periods last year.

Research and development: The increase in expense for the three and six months compared to the same periods last year is the result of the addition of one executive position. The increase in research and development is also due to increased depreciation from new equipment purchases.

Interest expense:Due to current low interest rates available on cash balances, interest income declined for the three and six months ended April 30, 1997. Interest income is offset by an increase in interest expense due to the Company entering into capital lease obligations.

Taxes:Due to losses in prior periods and the use of net loss carry forward for the three and six month periods, Federal or State income tax provisions are not provided.

                                                PART II.  OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

Reports on Form 8-K.

A form 8-K was filed on January 21, 1997, announcing Wiltek, Inc. has appointed the following individuals as officers of the company:

David Peter Holst-Grubbe - Vice President, Sales
William P. Bunce - Vice President, Marketing
Kevin C. Carathansis - Vice President, Services

A form 8-K was filed on May 6, 1997, announcing Wiltek, Inc. has recently entered into a letter of intent with SplinterCom, Inc. regarding a potential financial arrangement between the two organizations.





                                        SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 2, 1997                                        WILTEK, INC.



                                                   DAVID S. TEITELMAN
                                                  ____________________________
                                                           David S. Teitelman
                                                           President