Form 10QSB
period 1997-07-31
WILTEK INC
filed 1997-09-02
CIK 107559

WILTEK, INC.

                                  INDEX





                                                                    Page No.


PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet -
at July 31, 1997                                                          3

Consolidated Statement of Operations and Accumulated Deficit
   for the Three and Nine Months Ended July 31, 1997 and 1996              4

Consolidated Statement of Cash Flows
         for the Nine Months Ended July 31, 1997 and 1996                  5

Notes to Consolidated Financial Statements                             6 - 8

Management's Discussion and Analysis of
Financial Condition and Results of Operations                          9 - 10

PART II.   OTHER INFORMATION                                               11




                                              2

                                Wiltek, Inc.
                        Consolidated Balance Sheet
                                (Unaudited)
                                                                   July 31,
                                                                      1997
ASSETS
Current Assets
     Cash and cash equivalents                                  $    430,700
     Accounts receivable, less
      allowance for doubtful
      accounts $34,200                                               869,800
Other current assets                                                 107,500

            Total Current Assets                                   1,408,000

Equipment, net                                                       543,400
                                                                  $1,951,400

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and
      accrued expenses                                            $  693,400
  Obligation under capital lease, current portion                     77,000
  Deferred income                                                      5,000

Total Current Liabilities                                            775,400

Long Term Liabilities
  Obligation under capital lease, less current portion                88,300

Commitments and Contingent Liabilities

Shareholders' Equity
  Preferred Stock 1,000,000 shares authorized
    and unissued
Common Stock, stated value $.33-1/3 per share,
   9,000,000 shares authorized;
   shares issued:
   4,836,693                                                       1,612,200
Paid in capital                                                    5,627,100
Deficit                                                           (4,803,800)
Less treasury stock at cost
   1,100,244 shares                                               (1,347,800)

           Total Shareholders' Equity                              1,087,700
                                                                  $1,951,400

See accompanying notes to consolidated financial statements.





                                Wiltek, Inc.
          Consolidated Statement of Operations and Accumulated Deficit
                                 (Unaudited)


                              Three Months Ended          Nine Months Ended
                                July 31                        July 31
                             1997          1996           1997          1996
Net Revenues
  Communication services   $1,512,000   $1,263,200     $4,437,600  $3,761,700

Costs and Expenses
Cost of communication services 857,900     648,100     2,457,500    1,933,600
Sales expense                  280,100     256,600       827,000      746,300
General&administrative expenses226,100     183,200       653,400      606,500
Research and development       128,900     113,800       382,400      318,900
Interest expense                 7,600       2,800        21,800        5,400

                               1,500,600 1,204,500     4,342,100    3,610,700

Net Income                        11,400    58,700        95,500      151,000


Deficit at Beginning of Period(4,815,200) (4,897,300) (4,899,300) (4,989,600)


Deficit at End of Period     ($4,803,800)($4,838,600)($4,803,800)($4,838,600)

Earnings Per Common Share:

  Primary                           $.01        $.02         $.02       $.04
  Fully Diluted                     $.01        $.02         $.02       $.04

Number of Shares used in
  per share calculation:

Primary                        3,992,576    3,913,211    3,992,576  3,913,211
Fully Diluted                  4,031,188    3,913,211    4,031,188  3,913,211



           See accompanying notes to consolidated financial statements.




                                Wiltek, Inc.
                  Consolidated Statement of Cash Flows
                                (Unaudited)
                                                       Nine Months Ended
                                                            July 31
                                                     1997             1996
Cash Flow from Operating Activities:
 Net Income                                        $95,500         $151,000
 Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                     169,200          137,600
 Issuance of treasury stock
    as bonus                                        33,400
 (Increase) in accounts
   receivable and other current assets             (91,400)         (93,800)
(Decrease) in accounts payable
  and accrued expenses                              (4,500)         (89,000)
Total adjustments                                  106,700          (45,200)
Net cash provided by operating activities          202,200          105,800

Cash Flow from Investing Activities:
  Capital expenditures                             (89,900)        (107,300)
  Net cash (used) in investing activities          (89,900)        (107,300)

Cash Flow from Financing Activities:
Proceeds from exercise of stock options              2,500              300
Payments under capital lease obligation            (91,700)         (67,700)
Net cash (used) in financing activities            (89,200)         (67,400)

Net increase (decrease) in cash and cash
 Equivalents                                        23,100          (68,900)

Cash and cash equivalents
  at beginning of period                           407,600          444,200

Cash and cash equivalents at end of period        $430,700         $375,300

Supplemental disclosure of cash flow information
Cash paid during the nine months for:
  Interest                                          27,800           11,300
  Income taxes                                       3,200            4,100

Supplemental schedule of non-cash investing and financing activities
During 1997 and 1996, capital lease obligations for new equipment were incurred in the amounts of $77,800, and $62,900 respectively. Capital expenditures in accounts payable amount to $14,600 and $4,100 in 1997 and 1996, respectively.
See accompanying notes to consolidated financial statements.

                                      WILTEK, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet of July 31, 1997, and the related consolidated statements of operations and accumulated deficit for the three and nine month periods ended July 1997, and 1996 and the consolidated statement of cash flows for the nine month periods ended July 1997 and 1996 are unaudited; in the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of July 31,1997 and for the three and nine month periods then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1996.

The accounting policies followed by the company with respect to the unaudited interim financial statements are consistent with those stated in the 1996 Wiltek, Inc. Annual Report on Form 10-KSB.

The company does not engage in a formal risk management program with respect to foreign currency exposure. Typically the company maintains cash balances in UK banks to provide for the working capital requirements of Wiltek (UK) Ltd. As of July 31, 1997 and July 31, 1996 these deposits amounted to $179,000 and $44,900 respectively. The company receives a portion of its revenue from foreign revenue sources, incurs service costs in England denominated in UK pounds and has assets and liabilities in the UK. These factors give rise to currency risks which are dependent upon the fluctuation in exchange rates between the US dollar and UK pound. Wiltek does not use derivative instruments to hedge this risk.

Earnings per common share were determined by dividing the net earnings by the weighted average number of common and dilutive common equivalent shares outstanding.
<NP>



                                             6



In accordance with the SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. However, in view of the uncertainty as to whether the Company will produce sufficient taxable income to utilize its deferred tax assets, a 100% valuation allowance has been created against such deferred tax assets.To offset taxable income during the nine month period ending July 31, 1997, the company used $84,500 and $87,600 in operating loss carry forwards for federal and state tax purposes, respectively. This results in a reduction of deferred tax assets in the amount of $87,400.

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

Under the new fair value method compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.

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





In accordance with the terms of contracts with some of its customers, the Company pays the common carrier communication costs incurred by the customers. The Company is reimbursed by the customers for these costs. These reimbursements are reflected as a reduction of expenses in the Company's consolidated statement of operations and are not included in revenues. Amounts billed to the Company and subsequently rebilled to the customers in the nine month periods ended July 31, 1997 and 1996 were $400,500 and $462,400 respectively.

During the nine months ended July 31, 1997, one customer accounted for approximately 19% of the Company's total revenues. During the nine months ended July 31, 1996, two customers each account for more that 10% of the Company's total revenues. These customers accounted for approximately
17% and 15%, respectively.

                                WILTEK, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity
Cash and cash equivalents have increased by $23,100 from $407,600 at October 31 1996 to $430,700 at July 31, 1997. The increase in cash was due to net income of $95,500, adjusted for non cash items - depreciation of $169,200 and issuance of treasury stock as bonus of $33,400. Cash provided from operations was offset by capital expenditures and payments under capital lease obligations of $89,900 and $91,700 respectively. Capital expenditures for the fourth quarter are expected to be approximately $120,000. We expect that the existing cash resources and cash flow from operations will meet the capital requirements.

Results of Operations
Communications revenues for the three and nine months ended July 31, 1997, have increased by $248,800 and $675,900 when compared to the three and nine months ended July 31, 1996. An increase in consulting services resulted in increased revenues.


                                     COMPARISON OF
                        THREE MONTHS ENDED             NINE MONTHS ENDED
                      JULY 31, 1997 AND 1996        JULY 31, 1997 AND 1996
Net Revenues            $248,800         20%           $675,900        18%

Cost of Services         209,800         32             523,900        27

Sales expense             23,500          9              80,700        11

General & administrative
Expense                   42,900         23              46,900         8

Research and Development  15,100         13              63,500        20

Interest Expense           4,800         NM              16,400        NM


Net Income              $(47,300)       (81)           $(55,500)      (37)


*NM - not meaningful.


                                Three Months Ended     Nine Months Ended
                                    July 31                 July 31
                                1997        1996       1997          1996
Communication Services
 Revenue                    $1,512,000   $1,263,200   $4,437,600   $3,761,700
Communication Services Costs   857,900      648,100    2,457,500    1,933,600
Gross Profits              $   645,100  $   615,100   $1,980,100    1,828,100
Gross Profit Margins                43%          49%          45%         49%

The gross profit margin for Communication Services has decreased in both comparative periods. The decrease in the profit margin is a result of consulting activities with reduced margins and re-negotiated communication services agreements also with lower margins.

Sales expense: The company's selling expenses amounted to 18.5% of total revenues in the third quarter of 1997 as compared to 20.3% during the same period last year. The company's selling expenses for the nine months ending July 31, 1997, amounted to 18.6% of total revenues compared to 19.8% in the prior year. During the three and nine months ended July 31, 1997 compared to the same periods last year, Sales expense increased 9% and 11% respectively. The increase in Sales expense is due to the addition of sales personnel, sales office space, telephone and depreciation expense.

General and Administrative expense: The increase in expense for the three and nine months compared to the same period last year is the result of additional administrative position and accrual of annual bonuses. The increase in general and administrative expense is also due to higher travel and increased telephone costs.

Research and Development expense: The increase in expense for the three and nine months compared to the same periods last year is the result of addition of one executive position. The increase in research and development is also due to higher depreciation from new equipment purchases and increased travel.

Interest expense: Due to current low rates available on cash balances, interest income declined for the three and nine months ended July 31, 1997. Interest income is offset by an increase in interest expense due to the Company entering into capital lease obligations.

Taxes: Due to losses in prior periods and use of net loss carry forward for the three and nine month periods, Federal or State income tax provisions are not provided.

                        PART II.  OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

A form 8-K was filed on January 21, 1997, announcing Wiltek, Inc. has appointed the following individuals as officers of the company.

David Peter Holst-Grubbe - Vice President, Sales
William P. Bunce - Vice President, Marketing
Kevin C. Carathanasis - Vice President, Service

A form 8-K was filed on May 6, 1997, announcing Wiltek, Inc. has recently entered into a letter of intent with SplinterCom, Inc. regarding a potential financial arrangement between the two organizations.

A form 8-K was filed on July 21, 1997, announcing Wiltek, Inc. has moved beyond the letter of intent signed last May, and has signed an agreement with SplinterCom, LLC, providing for a business combination between a newly formed subsidiary of Wiltek, Inc. and SplinterCom. This agreement is subject to SplinterCom's completion of financing for the proposed merger.


                             SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 27, 1997                     WILTEK, INC.




                                          ______________________________
                                          David S. Teitelman
                                          President & CEO