Form 10KSB
period 1997-10-31
WILTEK INC
filed 1998-01-22
CIK 107559

xxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxx
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-KSB

      (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended             October 31, 1997

Or
[     ]  TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 ( NO FEE REQUIRED)

For the transition period from                  to

                               Commission file number 0-2401

                                           WILTEK, INC.
                         (Name of small business issuer in its charter)

CONNECTICUT                                   06-0625999
    (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

          542 Westport Ave., Norwalk, CT                    06851
    (Address of principal executive offices)             (Zip Code)
(203) 853-7400
(Registrant's telephone number)
               Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
        Title of each class                       which registered

               None                                     None


                Securities registered pursuant to Section 12(g) of the Act:
                               COMMON STOCK,  NO PAR VALUE
                                    (Title of class)
    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

          The issuer's revenue for its most recent fiscal year was $6,036,700

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 29, 1997 was $2,090,446
                      THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY
                       PROCEEDINGS DURING THE PAST FIVE YEARS

As of December 29, 1997, there were 3,805,056 shares of Common Stock, No Par Value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

   Information with respect to Directors, Management Remuneration and Security Ownership of Certain Beneficial Owners and Management are contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and incorporated by reference in Part III

Wiltek, Inc.
Form 10-KSB


PART I

Item 1.  Business

General

Wiltek, Inc., (Wiltek or the "company") is a Connecticut corporation, which was organized in 1947. The company's principal offices are located at 542 Westport Avenue, Norwalk, CT 06851. Wiltek (UK) Ltd. is a wholly owned subsidiary, which was organized in England in 1983, to provide Wiltek services to international users. Wiltek (UK) Ltd. is located at 2 Apple Walk, Swindon, England.

Wiltek provides outsourcing connectivity services to cos. migrating between or coexisting with multiple disparate messaging platforms. Wiltek performs all design required for the implementation and operation of its worldwide message and data communication services. These services enable Wiltek's customers to seamlessly communicate with electronic mail, among all intra- and inter-company messaging systems both private and public. All issues of incompatible applications, systems, platforms,networks, protocols and formats are eliminated for Wiltek's customers and their respective trading partners.

An important feature provided to Wiltek's customers is directory synchronization. Wiltek's directory synchronization services enable customers' multiple internal messaging systems to have all user address information presented in a complete,native format to all systems.
This service feature also allows ext. trading partner systems to participate in the directory synchronization process.
Wiltek has developed a range of services, which allow customers to:

  1. Connect dissimilar cpu based electronic mail systems such as IBM PROFS r, Digital Equipment All-In-One r, Microsoft Exchange r and Microsoft Mail r, Lotus Notes r and cc:Mail r, Groupwise, POP3, IMAP4, SMTP, etc. Generally these systems operate within different divisions of the same company or in the customers' trading partner facilities.

  2. Communicate with public E-Mail services (AT&T Mail r, MCI Mail r, Advantis (IBMMail r), Mercury, the Internet and X.400 services to allow users of host-basedand client/server systems to correspond with E-Mail users outside of their company.

  3. Send to facsimile devices located throughout the world utilizing our broadcast and customized facsimile delivery service based in the US and UK.

In addition to the communication and directory synchronization services described above, Wiltek has also developed a consulting and system integration organization. This unit is chartered to assist customers in the movement to Microsoft's client/server based electronic messaging and workgroup systems. Wiltek is focusing on accounts that require assistance in the planning for, and implementation of, Microsoft Exchange, Windows NT, IIS, SMS and SNA Server. Wiltek is a Microsoft Solution Provider , is firmly committed to the Microsoft Backoffice product line.

Microsoft has established itself as the growth arena for business information systems needs. This growth is the direct result of marketing strategies and product deliverables planned and recently executed by Microsoft. The sales and support strategy deployed by Microsoft for business clients are dependent upon the use of value added services by Solution Providers. The basis for the Microsoft Backoffice suite of products is messaging technology.

1997 marked the initial large growth phase of Microsoft provided intranets, based on the availability of products required by enterprise corp. computing models. The corporate information systems model requires the availability of decision-making data, open communications, and technology resource based marketing and operating advantages. Wiltek also provides software engineering via our consulting organization to design and develop workflow and routing applications and forms.

Within the realm of messaging based technologies, use of messaging (e-mail, fax and directory services) became a standard operating procedure for successful large and medium organizations. Small organizations are just beginning to establish business requirements for these applications, however, the technology cost and benefit for small organizations does not yet fit the profile of an attractive market. Wiltek's experience and expertise lands solidly in the middle of the medium and large organization growth market.


Wiltek's Market

The market for Wiltek's electronic mail connectivity svcs. is a result of the explosive growth in the installation of E-Mail systems throughout the world. In its broadest sense, electronic mail or messaging includes the electronic communication between individuals who use mainframe computers, mid-range systems, client/server platforms, personal computers, public electronic mail, facsimile or telex machines to send and/or receive information. The primary information type communicated via electronic mail was once text created by individuals. Today, the more prevalent information profile includes attached files created by computer based applications such as spreadsheets, database segments, executable code, video clips or formatted documents such as purchase orders.

The other important segment of Wiltek's market is the need to collect text and attached files from E-Mail users or from computer based data files and deliver this information to facsimile machines. This market (sometimes referred to as "desktop-to-fax") has grown dramatically with the worldwide acceptance and use of services for broadcast distribution of application and E-mail generated information destined for facsimile delivery. Application information includes spreadsheets, word documents, images, etc. sent as attachments by the user communities.

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

Organizations who use electronic mail have the option of buying hardware and software which they install and operate or connect their different systems to a service provider like Wiltek to perform the functions outlined above. The magnitude of the market for these connectivity capabilities has grown as a result of the following factors:

1. The increased size of the E-Mail and fax installed base.

2. The number of companies using E-Mail is no longer limited to large corporations.

3. The growing use of E-Mail systems as a transport vehicle.

4. Corporations are moving from large, mainframe based computers to PC's, LANs, and client/server platforms.

5. The need to synchronize directories of users among dissimilar systems has been more clearly recognized.

6. The use of E-Mail has grown from an intra-enterprise application to one that crosses company boundaries to trading partners, i.e. suppliers and customers.

7. Further acceptance of the out-sourcing model.








Marketing Strategy and Target Customers

The company has traditionally targeted large multi-national companies that are likely to have dissimilar computer systems and applications in multiple locations. Such companies have been plagued with inter-divisional communication problems because their computer strategies often differed from division to division, resulting in computer systems that needed to communicate with each other. Wiltek's customer list contains over 50 large corporations, most of which are Fortune 500 companies.

As a result of the development by Wiltek of LAN connectivity and Directory Synchronization services, as well as Microsoft Backoffice related consulting services the company's potential market is expanding. Large corporations who are migrating from mainframe computers to LAN and client/server based systems need significantly more connectivity between the older legacy systems and the new client/server messaging systems. To facilitate the transmission of messages and files between those disparate messaging systems, users are requiring directory services that incorporate the addresses of all of the users on other systems into their individual local directories. This process, known as Directory Synchronization is provided by Wiltek. In addition, the lower cost of hardware and software for electronic messaging has broadened the base of users from large, international corporations (typically the top 1,000 companies) to the much larger market represented by mid-size and small companies. The downsizing of staff in large organizations and the relatively unsophisticated technical capabilities of smaller companies also enhances the attractiveness of using an outsourcing service like Wiltek rather than an in-house hardware/software solution.

As an outgrowth of Wiltek's ability to connect to various computer systems, the company recognized the need to offer computer to facsimile services. Wiltek's Text-to-Fax and Host-to-Fax Services, which began in 1989, now generate more than $2 million per year in revenue. For its facsimile services, Wiltek has targeted customers who have high volume (in excess of 10,000 pages per month), custom fax delivery requirements, or have the need to deliver various attached files. An example client of these services is a food manufacturer who sends shipping acknowledgments to its customers and a steel company who transmits price quotes to its customers.

New Services and Products

Wiltek's research and development activities are directed toward enhancing existing services and creating new services to meet customers' data communication needs. The company's research and development primarily involves the creation of computer software and the customization and integration of purchased software. The company's efforts are generally customer driven.
As requirements arise,Wiltek develops new software or adapts existing software to provide a solution.

The company has installed new client/server communications applications to enhance our service capabilities within the rapidly growing client/server messaging segment of the market. In addition, the company has installed both UNIX and NT based solutions to provide X.500 Directory
Services to its customers.




An additional feature added to our facsimile delivery service is the ability to accept and deliver a customer's message text , attachments natively from their electronic messaging platform. This service enhancement allows customers to send faxes natively from Lotus Notes, Lotus cc:Mail, Groupwise, Microsoft Mail Exchange, Microsoft Mail, etc. This solution does not require additional hardware or software; it simply allows customer's to send faxes as if they were sending a mail item and attachment(s) to another mail user. All document conversions are transparent to the customer and are performed by the Wiltek Facsimile delivery service.Supported attachments include MS Word, MS Excel, MS Power Point, Word Perfect 5.0, Word Perfect 5.1 for DOS, Word Perfect 5.x for Windows, Lotus 123, Lotus Freelance Graphics, Lotus AmiPro, TIFF, BMP, GIFF, JPEG, RTF, HTML, and PostScript.

Wiltek presently has Microsoft Certified System Engineers and Microsoft Product Specialists on staff certified in a variety of Microsoft product and technology such as Windows NT Server, Windows NT Workstation, Microsoft Mail, Microsoft Exchange, Microsoft SMS, TCP/IP, and Windows for Workgroups. Wiltek's certified engineers and product specialists are located in both the Connecticut and Swindon facilities. These individuals provide Wiltek's consulting customers with Microsoft Backoffice planning and implementation assistance. Wiltek concentrates efforts towards infrastructure and application design and development within the Microsoft NT Server, Exchange and mail environments. Application work includes software development (utilizing Visual languages) to address application migration and workflow automation within large organizations.

Revenues

                                                       Year Ended October 31,


                                                         1997        1996
                                              (In thousands of dollars)
Communication Services                          $6,036.7    $5004.2



Communications Services revenue increased by 20.6% in the fiscal year ended October 31, 1997. An improved economic environment and new consulting services resulted in increased revenue. Services customers are charged a flat fee and/or on a usage sensitive basis, depending on the customers'contract, and consulting customers are charged on a time and material basis.

Major Customers

During the fiscal year ended October 31, 1997, Sea-Land Service, Inc. accounted for 15% of the company's total revenues. The company is dependent upon this customer and the loss of this customer could adversely affect the business of the company. In fiscal year 1996 two customers each accounted for over 10% of total revenues. These customers were Ford Motor Company, and Sea-Land Service, Inc. representing 32% of the company's total revenues.

Major Vendors

During the year ended October 31, 1997 and 1996, approximately 26% and 24.5% respectively, of total purchases of the Company was made from two vendors. Management thinks that there is a ready source of alternative suppliers should a need arise and therefore loss of these suppliers would not cause a delay or loss of sales.

Foreign and Domestic Operations and Export Sales

The company began foreign operations in 1983 in England to provide services to its customers outside of the United States. Operations outside the United States are subject to the usual risks and limitations attendant on investments in foreign countries, as fluctuations in currency values, exchange control regulations, wage price controls, employment regulations, effects of foreign investment laws and other domestic and foreign governmental policies affecting United States companies doing business abroad. The company does not engage in a formal risk management program with respect to foreign currency exposure. Typically the company maintains cash balances in UK banks to provide for the working capital requirements of Wiltek (UK) Ltd. As of October 31, 1997 and October 31, 1996 these deposits amount to $102,900 and $70,500 respectively. The company receives a portion of its revenue from foreign revenue sources, incurs service costs in England, denominated in UK pounds, and has assets and liabilities in the UK. These factors give rise to currency risks which are dependent upon the fluctuation in exchange rates between the US dollar and UK pound. Wiltek does not use derivative instruments to hedge this risk. All currency figures are expressed in US dollars.

  Information about the company's operation in different geographical areas:

                                                   Year Ended October 31
                                                  (In thousands of dollars)


                                                      United
                                      Domestic        Kingdom       Total
1997

Revenues                              $5,020.9       $1,015.8      $6,036.7

Net Income (Loss)                     $     (26.3)$      65.5      $   39.2

Identifiable Assets                   $1,960.4    $     409.1      $2,369.5

1996

Revenues                              $4,090.9    $     913.3      $5,004.2

Net Income (Loss)                     $  227.5    $    (137.2)     $   90.3

Identifiable Assets                   $1,391.8    $     440.7      $1,832.5



Included in the above are U.S. management costs allocated to U.K operations and net interest expense charged to Wiltek (U.K.) Ltd. in the amount of $201,800 in 1997 and $265,500 in 1996.

Net Sales Backlog

The company believes that sales backlog is not meaningful indication of future revenue because most of its revenue is derived from short-term contracts for communications services which are generally initiated within 90 days of receipt of an order.

Employees

The company and its subsidiary Wiltek (U.K.) Ltd. employed 49 full-time employees as of October 31, 1997.

Competition

The office automation and communications field in which the company operates is highly competitive and characterized by rapid changes due to technological improvements and developments. Both low-cost commodity and high-cost custom providers of services exist within the company's marketplace. Major service competitors include Control Data Systems, AT&T r and Sprint r. Consulting competitors are ill-defined due to the infancy of the Microsoft BackOffice r product line from a corporate acceptance and implementation standpoint. Despite the competition, the company believes that its high level of capability in software development, network management and cost effectiveness make it competitive in the industry.

Research and Development

The company's research and development activities are directed toward enhancing existing services and creating new services, including consulting services for networking and workflow automation to meet customers' data communication needs. During fiscal years 1997 and 1996 Wiltek spent $519,400 and $459,100, respectively, on research and software development.

Item 2.  Properties

The company occupies a portion of a three-story building at 542 Westport Avenue Norwalk, Connecticut, as a tenant under a lease expiring December 31, 1999. The space consists of approximately 15,000 square feet and is utilized for offices and a computer center. The Company also occupies 1,200 square feet at Building 101, Merritt 7 Corporate Park, Norwalk, Connecticut, as a tenant under a lease expiring July 23, 2001. This space is primarily used for sales activities. Additionally, the company is leasing approximately 3,500 square feet in Swindon England for the Wiltek (U.K.) computer center under a lease, which expires February 1, 1998.

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

                                                          Bid Prices

   1997                                             High            Low

First Quarter                                      13/32            7/32
Second Quarter                                     27/32           13/32
Third Quarter                                      1 3/8             5/8
Fourth Quarter                                     27/32            7/16

1996
                                                    High              Low

First Quarter                                       9/16            5/16
Second Quarter                                     13/16            7/16
Third Quarter                                      13/16            7/16
Fourth Quarter                                     19/32             3/8



(b)  Approximate number of equity security holders:

                                            Approximate Number of
                                             Record Holders as of
Title of Class                                 December 29, 1997
Common Stock, No Par Value                              761

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

The following table sets forth for the periods indicated (i) percentages of certain items to net revenue of the company and (ii) the percentage increases (decreases) of such items as compared to the prior period:

                             Relationship to               Period to Period
                              Total Revenues              Increase (Decrease)
                           Year Ended October 31,             Years Ended

                           1997            1996                  1996-97

Net Revenues:
Communication Services    100.0%           100.0%                  20.6%

Cost of Services           56.0             51.1                    32.1

Gross Margin               44.0             48.9                     8.6

Sales expense              18.7             20.8                     8.6
General & administrative
 Expenses                  15.6             16.9                    10.9
Research and Development    8.6              9.2                    13.1
Interest expense             .5               .2                      NM

Net Income                   .6%             1.8%                  (56.6%)



*  NM - Not Meaningful

Net Revenues

Communication services increased by 20.6% versus 1.5% for the same period in 1996. This growth in revenue is from consulting services.

Cost of Services and Gross Profit Margins.

The cost of communication services increased by $821,200 in the current fiscal year when compared to last year. Gross margins decreased from 48.9% to 44.0% due to lower margins for our newly created consulting services organization.

Sales Expense

Although sales expenses grew by 8.6% form fiscal 1996 to 1997, it decreased as percentage of revenue from 20.8% in 1996 to 18.7% in 1997 due to a higher rate of revenue growth.

General & Administrative Expenses

The company's general & administrative expenses amounted to 15.6% of total revenues as compared to 16.9% during the same period last year. General & administrative expense amounted to $941,000 and $848,200 for the years ended October 31, 1997 and 1996, respectively. The increase in expense is due to increased travel, telephone, and benefit expense.

Research and Development

Expenditures for research and development amounted to $519,400 and $459,100 for the fiscal years ended October 31, 1997 and 1996, respectively. The increase in expense of 13.1% for the fiscal year ended October 31, 1997, was due to increased salaries, related benefits, and travel due to the addition of an executive position.

Interest Expense

Interest and dividend expense was $31,100 and $11,100, for the fiscal years ended October 31, 1997 and 1996, respectively. Lower amounts invested for the period resulted in a decrease in interest income and additional lease obligations resulted in increased interest expense.

Year 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. This issue has been addressed with respect to the Company's financial software. Operations is currently addressing Year 2000 issues to ensure that all computers / programs will be free from software failure. Operations is utilizing internal resources to identify, correct or reprogram, and test the systems for the year 2000 compliance.It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing.

Liquidity and Cash Flow

Cash and cash equivalents as of Oct. 31 are presented in the following table:

                                                    1997            1996
Cash in banks                                     $132,400       $176,300
Bank money market funds                            394,300        231,300
                                                  $526,700       $407,600

Cash and cash equivalents increased by $119,100 during fiscal 1997. The main reasons for the increase in cash were net income of $39,200, depreciation of $182,500, non-cash expenses for the issuance of stock and options of $96,100, and an increase in accounts payable of $358,900 which were partially offset by capital expenditures of $117,300, payments under capital lease obligations of $116,500, and an increase in accounts receivable $326,300.

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

The company currently has $3,202,300 in net operating loss carryforwards for U.S. tax purposes, which will begin to expire in 1998. See note 8 to the Consolidated Financial Statements for additional details. Wiltek (U.K.) Ltd. has a tax loss carryforward of $784,600.

Capital expenditures in fiscal 1997 were $274,100. Purchases for computer equipment amounted to $98,300, leased equipment amounted to $150,700, and the remainder of purchases in the amount of $25,100 were for furniture and fixtures leasehold improvements, and lab equipment.

Capital expenditures in fiscal 1996 were $300,800. Purchases for computer equipment amounted to $99,000, leased equipment amounted to $159,800, and the remainder of purchases in the amount of $42,000 were for furniture and fixtures leasehold improvements, and lab equipment. Anticipated capital expenditures in 1998 will be approximately $375,000. We expect that existing cash resources and cash flow from operations will meet these capital requirements.

The company entered into capital lease obligations totaling $150,700 and $159,800 for the years ending October 31, 1997 and 1996, respectively. The capital leases were primarily for new computer equipment.

Item 7.  Financial Statements and Supplementary Data

See the Consolidated Financial Statements annexed hereto and Item 6 above.

Item 8.  Disagreement on Accounting and Financial Disclosure

During the year ended October 31, 1998, or the twenty-four month period prior thereto, there were no disagreements on accounting and financial disclosure practices.

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

Name                   Age                        Positions and Offices
Jay W. Fitzpatrick     56                         Chairman

David S. Teitelman     41                         Director, President & CEO

Boris Frenkiel         58                         Director

F. Spencer Pooley, Jr. 57                         Director

William P. Bunce       51                         Vice President

David Holst-Grubbe     40                         Vice President

Kevin Carathanasis     29                         Vice President


Mr. Fitzpatrick came to the company as Treasurer from Exxon Corporation in 1969 and was elected to the additional offices of Secretary in 1970 and Vice
President in 1971. He was elected President, Treasurer and Director in 1983 and
Chairman of the Board in 1994. Effective March 7, 1996, Mr. Fitzpatrick resigned his positions of President, CEO and Treasurer for medical reasons and retained his position as Chairman of the Board of Directors.

Mr. Teitelman came to the company in 1982 and served in a variety of positions including software engineering, operations and systems engineering. He became
Director of Marketing and Systems Engineering in 1994. On April 1, 1995 he was selected to become President and CEO of the company. He was appointed to Wiltek's Board of Directors in 1997.

Mr. Frenkiel rejoined Wiltek as Vice President of Operations in 1983 after a five year period during which time he was a Vice President of General DataCom and National CSS corporations. Prior to that he was Vice President of Field
Services for Wiltek from 1973 until 1978 and Vice President of Engineering from
1970 to 1973.  He was appointed to Wiltek's Board of Directors in 1994.
Effective March 21, 1997, Mr. Frenkiel has retired. He has retained his position as director.


Mr. Pooley had been a Vice President of the company since 1970. He was employed by AT&T Bell Laboratories from 1964 to 1969. He was appointed to Wiltek's Board of Directors in 1994. Effective April 30, 1996, Mr. Pooley has retired. He has retained his position as director.

Mr. Bunce joined Wiltek in 1994 as a regional sales manager, and he became director of sales and marketing a year later. In January 1997 he was selected to become Vice President, Marketing. Before joining Wiltek, he was director of U.S./European Multinational Account Marketing for Meridian
Leasing Corporation. Mr. Bunce has wide experience in sales and marketing, holding various positions in the information technology industry over the last
25 years. He began his career with IBM Corporation. He holds a Bachelor of Arts in psychology from Bowling Green University and a master's degree in business from DePaul University.

Mr.Holst-Grubbe joined Wiltek in 1996 and was selected as Vice President, Sales in January 1997. Mr. Holst-Grubbe previously served in a variety of sales, marketing and engineering capacities in communications services, systems and systems integration fields over the last 20 years at Control Data, USSprint and General Datacom. He holds a bachelor's degree from Shepherd College in West
Virginia.

Mr. Carathanasis joined Wiltek in 1996 as director of Messaging Services, he is responsible for overall development of services strategy, revenue attainment, and messaging services management. In January 1997, he was selected to become
Vice President, Services. He holds a Bachelor of Science degree in computer science from Eckerd College in St. Petersburg, FL. Prior to joining Wiltek,
Kevin Carathanasis was employed by IBM where he held various positions in electronic messaging, participating in the development, launch, marketing, and support of electronic messaging services.


Item 10.  Management Remuneration and Transactions

The information required by this item is contained in the company's proxy statement for the 1998 Annual Meeting of Shareholders and is incorporated here by reference pursuant to General Instruction G(3).

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is contained in the company's proxy statement for the 1998 Annual Meeting of Shareholders and is incorporated here by reference pursuant to General Instruction G(3).

Item 12.  Certain Relationships and Related Transactions

Not applicable.



PART IV




Item 13.  Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

    (1)  Financial Statements

         The consolidated financial statements filed as part of this report are as listed in the Index to Financial Statements on page 19 which immediately precedes such statements.

    (2)  Exhibits

         A list of the exhibits required by Item 601 of Regulation S-K filed as part of this report is set forth in the Index to Exhibits on page 33, which immediately precedes such exhibits and is incorporated herein by reference.


(b) Reports on Form 8-K

A form 8-K was filed on January 21, 1997, announcing Wiltek, Inc. has appointed the following individuals as officers of the company.


  David Peter Holst-Grubbe - Vice President, Sales
  William P. Bunce - Vice President, Marketing
  Kevin C. Carathanasis - Vice President, Services


A form 8-K was filed on May 6, 1997, announcing Wiltek, Inc. has recently entered into a letter of intent with SplinterCom, Inc. regarding a potential financial arrangement between the two organizations.

A form 8-K was filed on July 21, 1997, announcing Wiltek, Inc. has moved beyond the letter of intent signed last May, and has signed an agreement with SplinterCom, LLC, providing for a business combination between a newly formed subsidiary of Wiltek, Inc. and SplinterCom. This agreement was subject to SplinterCom's completion of financing for the proposed merger. This agreement was terminated on September 17, 1997.




                                Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WILTEK, INC.



                                                By:

                                        _____________________________________
                                                  David S. Teitelman
                                                  President & CEO

Date:  January 15, 1998






Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



___________________________________              Date:  January 15, 1998
Jay W. Fitzpatrick
Chairman


___________________________________              Date:  January 15, 1998
David S. Teitelman
President and Chief Executive Officer


___________________________________              Date:  January 15, 1998
Boris Frenkiel
Director and Secretary


___________________________________              Date:  January 15, 1998
F. Spencer Pooley
Director


___________________________________              Date:  January 15, 1998
Graeme MacLetchie
Director


___________________________________              Date:  January 15, 1998
William P. Bunce
Vice President, Marketing


___________________________________              Date:  January 15, 1998
David Holst-Grubbe
Vice President, Sales


___________________________________              Date:  January 15, 1998
Kevin Carathanasis
Vice President, Services







                                        Wiltek, Inc.
                              Index to Financial Statements
                      Covered by Report of Independent Accountants





                                                                Page Reference

Report of Independent Certified Public Accountants                       20

Consolidated Balance Sheet at October 31, 1997                           21

Consolidated Statements of Operations and Deficit for the Years
  Ended October 31, 1997 and 1996                                        22

Consolidated Statements of Cash Flows for the Years Ended
    October 31, 1997 and 1996                                            23

Notes to the Consolidated Financial Statements                           24

Index to Exhibits                                                        34





                                          Wiltek, Inc.
                                   Consolidated Balance Sheet
                                                                   October 31,
1997

ASSETS

Current assets

 Cash and cash equivalents                                            $526,700
 Accounts receivable, less allowance for
  doubtful accounts - $35,000                                        1,099,500
 Other current assets                                                  112,700

                        Total current assets                         1,738,900

Equipment, net                                                         630,600

                        Total assets                                $2,369,500

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

 Obligation under capital lease,
  current portion                                                     $101,300
 Accounts payable and accrued expenses                                 958,700
 Billing in excess of cost and estimated
  earnings on uncompleted contracts                                     98,000
 Deferred income                                                         5,300

Total current liabilities                                            1,163,300

Long term liabilities
 Obligation under capital lease,
  less current portion                                                 112,100

Commitments and contingencies

Shareholders' equity

Preferred stock, 1,000,000 shares authorized and unissued
Common stock, stated value $.33-1/3 per share,
common shares authorized 9,000,000;
shares issued 4,836,693                                              1,612,200

Paid-in capital                                                      5,611,000
Accumulated deficit                                                 (4,860,100)
Less treasury stock, at cost
        1,035,637 shares                                            (1,269,000)

                  Total shareholders' equity                         1,094,100

                  Total liabilities and shareholders' equity        $2,369,500

 See accompanying notes to consolidated financial statements.

                                        Wiltek, Inc.
                     Consolidated Statements of Operations and Deficit

                                                    Year Ended October 31,1997

Net Revenues
      Communication services                       $6,036,700    $5,004,200

Costs and Expenses
 Cost of communication services                     3,379,500     2,558,300
 Sales expense                                      1,126,500     1,037,200
 General and administrative expenses                  941,000       848,200
 Research and development                             519,400       459,100
 Interest expense                                      31,100        11,100

                                                    5,997,500     4,913,900


Net Income                                             39,200        90,300

Deficit at Beginning
  of Year                                          (4,899,300)   (4,989,600)

Deficit at End of Year                            $(4,860,100)  $(4,899,300)


Earnings Per Common Share:
  Primary                                                $.01          $.02
  Fully Diluted                                          $.01          $.02

Number of Shares used in per share calculation:
  Primary                                           3,913,375     3,890,382
  Fully Diluted                                     3,964,404     3,914,115


 See accompanying notes to consolidated financial statements.

                                         Wiltek, Inc.
                          Consolidated Statements of Cash Flows
                                     Year Ended October 31,1997



Cash flows from operating activities:
 Net income                                        $  39,200       $ 90,300
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                    182,500        192,500
    Issuance of treasury stock as bonus               78,600         13,300
    Issuance of non-employee stock option             17,500
    (Increase) in accounts
     receivable and other current assets            (326,300)       (40,800)
    Increase (decrease) in accounts
     payable and accrued expenses                    358,900        (61,100)

              Total adjustments                      311,200        103,900

Net cash provided
  by operating activities                            350,400        194,200

Cash flows from investing activities:
 Capital expenditures   (117,300)   (132,400)


Net cash used in investing activities               (117,300)      (132,400)

Cash flow from financing activities:
 Proceeds from exercise of stock options               2,500            800
 Payments under capital lease obligation            (116,500)       (99,200)

Net cash used in financing activities               (114,000)       (98,400)

 Net increase (decrease) in cash and
  cash equivalents                                   119,100        (36,600)

 Cash and cash equivalents at
  beginning of year                                  407,600        444,200

 Cash and cash equivalents at end of year           $526,700       $407,600

Supplemental disclosures of cash flow information:
 Cash paid during the year for income taxes        $   3,200      $   5,100

 Interest expense                                  $  39,300       $ 18,800

Noncash investing and financing activities:
 Capital expenditures in accounts payable          $  14,700     $    8,600
 Capital lease obligations incurred
  for fixed asset acquisitions                      $150,700       $159,800



 See accompanying notes to consolidated financial statements.

                                              Wiltek, Inc.
                        Notes to Consolidated Financial Statements

Note 1 - Accounting Policies and Practices

General: The Company operates exclusively in one industry segment (line of business)-the design and management of data communication networks and services

During the fiscal year ended October 31, 1997, one customer accounted for more than 10% of the Company's total revenues. This customer was Sea-Land Services, Inc. (15.4%). The Company is dependent upon this customer and the loss of this customer could adversely affect the business of the company. Two customers accounts receivable balances are more than 10% of the outstanding accounts receivable. These customers in aggregate amount to 27.2% of the accounts receivable balance.

During the fiscal year ended October 31, 1996, two customers each accounted for more than 10% of the Company's total revenues. These customers were Ford Motor Company (14.3%) and Sea-Land Services, Inc. (17.7%). The Company is dependent upon these two customers and the loss of any one of these customers could adversely affect the business of the Company. Three customers' accounts receivable balances are more that 10% of the outstanding accounts receivable. These customers in aggregate amount to 48% of the accounts receivable balance.

The Company began foreign operations in 1983 when it established its computer center in London, England. During fiscal year 1997, the U.K. operation's total revenues were $1,015,800 with net income of $65,500. Included in the above are $161,400 in U.S. management costs allocated to U.K. operations and intercompany net interest expense charged to Wiltek (U.K.) Ltd. in the amount of $40,400. Identifiable total assets amounted to $409,100. The U.S. dollar is the functional currency of the U.K. operation.

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Wiltek (U.K.) Ltd. All significant intercompany transactions have been eliminated in consolidation.

Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid instruments including money market funds and certificates of deposit with original maturities of three months or less to be cash equivalents. The Company currently has on deposit approximately $266,800 which is subject to concentration of credit risk as it is not insured. Funds on deposit in the U.K. in the amount of $102,900 are not insured.

Revenue Recognition: Customers are invoiced at the beginning of the month for fixed rate services and at the end of the month for usage sensitive services. Revenue is recognized when services are performed. Fixed fee contracts are accounted for on percentage of completion basis.

In accordance with the terms of contracts with some of its customers, the Company pays the common carrier communication costs incurred by the customers. The Company is reimbursed by the customers for these costs. The reimbursement is reflected as a reduction of expenses in the Company's consolidated statement of operations and is not included in revenues. Amounts billed to the Company and subsequently rebilled the customers during the fiscal years ended October 31, 1997 and 1996 were $738,400 and $718,900, respectively.

Equipment: Equipment is carried at cost. Major renewals and betterments are charged to the equipment accounts while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. The Company follows the policy of providing for depreciation of equipment over the estimated useful lives: computer equipment - 5 years; furniture and fixtures - 8 to 10 years; automobile - 4 years; leasehold improvements over the remaining life of the lease. Fixed assets under capital lease obligations are depreciated over five years.

Equipment (cont'd.): When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the accounts and the resulting profit or loss is credited or charged to income.

Research and Development: The Company's research and development activities are directed toward enhancing existing services and creating new services to meet customers' data communication needs. During fiscal years 1997 and 1996, Wiltek spent $519,400 and $459,100, respectively, on research and software development.

Taxes: The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

Earnings Per Share: Earnings per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during fiscal 1997. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and full diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

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

Fair Value of Financial Instruments: Based on borrowing rates currently available to the Company for capital leases with similar terms and maturities, the fair value of the Company's capital leases approximates the carrying value. The carrying values of all other financial instruments potentially subject to valuation risk, principally cash, accounts receivable and accounts payable,also approximate fair value because of short-term maturities of these investments

Impairment of Long-Lived Assets: Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company will evaluate the carrying value of property, plant and equipment in relation to the operating performance and future undiscounted cash flows of the underlying business. SFAS No. 121 requires analysis of each item on an individual asset-by-asset basis, where applicable. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. Generally, fair value represents the expected future cash flows from the use of the asset or group of assets, discounted at an interest rate commensurate with the risks involved.

Accounting for Stock-Based Compensation: In 1996, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The statement defines a fair value based method of accounting for an employee stock option. Companies may, however, elect to adopt this new accounting rule through a pro forma disclosure option, while continuing to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under disclosure option, companies must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting described below had been applied.

Under the new fair value method, compensation cost is measured at grant date based on the value of the award and is recognized over the service (or vesting) period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.

The adoption of this Statement is required, either through adoption or disclosure in 1997. The Company has decided to follow the accounting prescribed by APB Opinion No. 25.

Employee Benefit Plan

The Company has established a 401(k) Profit Sharing Plan covering substantially all eligible employees. An eligible employee may elect to reduce the employee's compensation and have the amount of any such reduction contributed to the Plan on the employee's behalf. The Company may also make a discretionary matching contribution to the Plan. During the fiscal years ended 1997 and 1996, the Company's matched contribution was 15% and 10% respectively.

An eligible employee may elect to reduce 15% (but not more than $9,500 per year or such greater amount as may be set by the Internal Revenue Service). The amount of the reduction is called Elective Deferral. The Company will then contribute the Elective Deferral to the Plan on the employee's behalf. The Company, in its sole discretion, may also make a matching contribution to the Plan each year. However, this matching contribution will not exceed an amount equal to 66.66% of the employee's Elective Deferral. The Company's contribution to the plan for the years ended October 31, 1997 and 1996, were $21,600 and $7,900 respectively.

Note 2 - Restructuring Plan

The Company began working on a restructuring program during the fiscal year 95 second quarter. The restructuring charge consists of severance and related costs in connection with the reduction of approximately 15% of the Company's workforce or 6 salaried jobs. A Vice President originally considered as part of the restructuring plan, in the fourth quarter of 1995 accepted a reduced salary and responsibilities in lieu of retiring.

The status of the restructuring provision follows:

Initial provision                                              $227,800
 1995 activity                                                   (73,100)
       Reversal of Officer severance
         and related employee benefits                           (76,600)
       Balance at October 31, 1995, included in
         accrued severance pay                                    78,100

       1996 activity                                             (53,500)

       Balance at October 31, 1996, included in
         accrued severance pay                                    24,600

1997 activity                                                    (24,600)

       Balance at October 31, 1997                                   -0-

Note 3 - Equipment

                                                              Oct 31, 1997

Lab equipment                                                 $     47,700
Automobile                                                           4,000
Capital leases                                                     468,700
Furniture and fixtures                                              20,800
Computer equipment                                                 691,300
Leasehold improvements                                             360,700
                                                                 1,593,200
Less:    accumulated depreciation
         and amortization                                          962,600

TOTAL                                                         $   630,600


Note 4 - Accounts Payable and Accrued Expense
                                                            October 31, 1997


Accounts payable                                                $   591,100
Accrued bonus                                                       123,600
Accrued payroll, vacations and employee benefits                     86,800
Accrued commissions                                                  25,800
Accrued professional fees                                            37,500
Other accrued expenses                                               86,300
Accrued taxes payable                                                 7,600

 Total accounts payable and
 accrued expenses                                               $   958,700

Note 5 - Obligation Under Capital Lease

During the fiscal years ended October 31, 1997 and 1996, the Company entered into several capital lease agreements for new computers and furniture totaling $150,700 and $159,800, respectively. The lease terms vary from three to five years, with interest rates between 11.13% and 35.08%.

Accumulated depreciation amounted to $256,200 and $139,000 for the fiscal years ended 1997 and 1996, respectively.

The related future lease minimum payments as of October 31, 1997, are as follows:

Year Ending October 31
                                        Capital Leases
1998                                                             $131,000
1999                                                              108,500
2000                                                               36,400
2001                                                                5,900
Net minimum lease payment                                         281,800
Amount representing interest                                       68,400

Obligation under capital lease                                   $213,400


Note 6 - Changes in Shareholders' Equity and Options

Set forth below is a summary of changes in shareholders' equity for the two years ended October 31, 1997.





Common                                                    Treasury Stock
Shares       Common       Paid-In      Accumulated
Issued       Stock        Capital        Deficit          Cost        Shares

Balance at 10/31/95
4,823,493  $1,607,800   $5,686,400     $(4,989,600)     1,452,700)   1,186,235


Treasury stock as bonus    (35,500)                        48,800      (40,000)

Exercise of Stock Options
3,200       1,100             (300)

Net Income                                   90,300

Balance at 10/31/96
4,826,693 1,608,900       5,650,600      (4,899,300)    (1,403,900)   1,146,235

Issuance of  Treasury  Stock as bonus
                            (56,300)                       134,900     (110,598)

Issuance of  Non-employee  Stock  Option
                             17,500

Exercise Of Stock Options
10,000         3,300        (   800)

Net Income                                   39,200

Balance at 10/31/97
4,836,693 $1,612,200    $5,611,000   $(4,860,100)        $1,269,000    1,035,637


Note 7 - Stock Options

The maximum number of shares which may have been awarded under 1983 and 1988 stock option plans to employees was 500,000 and 400,000, respectively. No shares are available for future grants under these plans, at October 31, 1997.

The 1994 Stock Option Plans for employees (750,000 shares) and non-employees (100,000 shares) were approved. An aggregate of 850,000 shares were authorized under this plan.

At October 31, 1997, 207,000 and 30,000 shares are available for future grants to employees and non-employees, respectively.

None of the above option prices were less then fair market value at the date of grant. The options are exercisable beginning at the date of grant. The maximum term of the grant is ten years. The following table summarizes the options granted under the plan for the two years ended October 31, 1997:

                                                           Weighted Average
                                                  Shares    Exercise Price
Outstanding at 11/1/95                            745,500         $.52
 Granted                                           50,000         $.56
 Exercised                                       (  3,200)        $.25
 Expired                                          (86,000)        $.38

Outstanding at 10/31/96                           706,300         $.54
 Granted                                          125,000         $.42
 Exercised                                        (10,000)        $.25
 Expired                                         (112,000)        $.52

Total                                             709,300         $.53

Non-Employees

                                                          Weighted Average
                                                 Shares    Exercise Price

Outstanding at 11/1/95                             35,000         $.25
Outstanding at 10/31/96                            35,000         $.25
Granted                                            35,000         $.56

Total                                              70,000         $.41



Compensation expense, which the Company records for options granted to non-employees, was $17,500 in the year ended October 31, 1997.

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and, accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards net income and earnings per share would have been reduced as follows:

                                                  Year ended October 31,

Net Income                                           1997           1996
As reported                                        $39,200        $90,300
Pro Forma                                         ($10,800)       $62,300

Earnings Per Share
As reported                                           $.01           $.02
Pro Forma                                            ($.01)          $.02

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996: expected volatility of 200%; weighted average risk-free rate of 6.8%; and weighted average expected life of 8 years.

The weighted average grant date fair value of options granted during 1997 and 1996 was $0.56 and $0.40, respectively.

The following table summarizies information about the stock options at October
31, 1997.





          Options outstanding                         Options exercisable

Range of      Number    Weighted average    Weighted     Number         Weighted
exercise  outstanding at    remaining       average    exercisable at    average
prices      10/31/97    contractual life exercise price  10/31/97       exercise
                                                                          price

$ 0 to  $.25   419,800       7.48            $.25       419,800          $  .25
$.5 to  $.56    75,000       9.08            $.54        75,000          $  .54
$.83 to $1.28  208,000       1.68           $1.01       208,000          $.1.01
$2.94            6,500       2.60           $2.94         6,500          $ 2.94
               709,300        5.9            $.53       709,300          $  .53






Note 8 - Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The
Company anticipates utilizing its deferred tax assets only to the extent of its deferred tax liabilities. Therefore, the Company has established a valuation allowance to reduce its net deferred tax asset to zero at October 31, 1997. The
Company accounts for the investment tax credit by the flow-through method. In fiscal years ended 1997 and 1996, included in sales, general and administrative expenses, is tax expense of $3,800 and $2,900, respectively. Significant components of the Company's deferred tax assets as of October 31, 1997 are as follows:

    Deferred tax assets:
 Net operating loss carryforward                      $1,564,000
 Investment tax credit carryforward                       59,100
 Deferred tax asset                                    1,623,100

      Less valuation allowance                              1,623,100

      Net deferred tax assets                              $        0

Net income (loss) before and after income taxes for the two fiscal-year periods was as follows:

                 DOMESTIC              UNITED KINGDOM             TOTAL
    1997     $  (26,300)                $   65,500            $   39,200

    1996     $  227,500                 $ (137,200)           $   90,300

At October 31, 1997, the Company's U.S. operating loss carryforwards for financial accounting and Federal tax purposes approximated $3,202,300 and $2,012,300 for state tax purposes. The Company used $20,700 and $25,200 in loss carryforwards for federal and state tax purposes, respectively. The loss carryforward for alternative minimum tax purposes amounts to $3,227,700. The Company used $18,600 in alternative minimum tax loss carryforwards in the year ended October 31, 1997. The Company's U.K. operating loss carryforwards are approximately $784,600 for tax purposes as of October 31, 1997. The expected Federal Statutory rate is 34%. This has been reduced by the use of net operating loss carryforwards by 34%.




At October 31, 1997, investment tax credits of approximately $59,100 are available to reduce future taxes on taxable income after future tax benefits arising from existing operating loss carryforwards have been realized. According to the provisions of the Tax Reform Act of 1986 this carryforward was reduced by 35% effective July 1, 1987. The U.S. tax loss carryforwards and investment tax credit carryforwards expire as follows:

                                Tax Loss            Investment Tax
    Expiration                Carryforwards     Credit Carryforwards

       1998                    $   565,100           $ 22,400
       1999                        354,900             18,400
       2000                                            14,400
       2001                                             3,900
       2007                        404,400
       2008                        628,100
       2009                        474,800
       2010                        775,000
                               $ 3,202,300            $ 59,100

The Tax Reform Act of 1986 enacted  complex set of rules (Internal Revenue Code
Section 382) limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate "ownership change." Generally, this occurs when there is a greater than 50% change in ownership.

Note 9 - Commitments and Contingent Liabilities

There are in effect annual employment agreements with four officers of the Company which call for a base compensation be mutually agreed upon at renewal and upon failure to reach agreement will terminate with the officer, in certain circumstances, being entitled to a severance payment in an amount equal to one-quarter to one-half of their then current annual base compensation. The minimum aggregate pay-outs under such contracts approximate $127,500.

Total rental expenses for office space, equipment and automobiles included in the results of operations for fiscal years ended October 31, 97 and 1996, were $311,500 and $278,500 respectively. Minimum rental commitments under non-cancelable leases covering space and equipment are as follows:

          Fiscal Year                   Rental Commitments
             1998                             $205,800
             1999                              181,400
             2000                               58,200
             2001                               22,800
                                              $468,200

Note 10  - Related Party Transaction

During the current fiscal year, 5,108 shares of common stock held as treasury stock were awarded to one of the officers. During the fiscal year ended October 31, 1996, 40,000 shares of common stock held as treasury stock were granted by the Board of Directors to one of the officers.

                                      WILTEK, INC.

                                   Index to Exhibits





                                                                Sequential Page
        Exhibit No.                 Description                      Number


           22                        Subsidiary                         35

           24/a              Consent of independent certified
                             public accountants                         36
