Form 10QSB
period 1998-01-31
WILTEK INC
filed 1998-03-17
CIK 107559

WILTEK, INC.

                                            INDEX





                                                               Page No.


PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet -
  at January 31, 1998                                              3

Consolidated Statement of Operations and Accumulated Deficit
  for the Three Months Ended January 31, 1998 and 1997             4

Consolidated Statement of Cash Flows
  for the Three Months Ended January 31, 1998 and 1997             5

Notes to Consolidated Financial Statements                       6 - 7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                  8 - 9

PART II.   OTHER INFORMATION                                      10









                                    Wiltek, Inc.
                            Consolidated Balance Sheet
                                     (Unaudited)
                                                                January 31,
                                                                   1998
ASSETS                                                          Unaudited
Current Assets
Cash and cash equivalents $                                      461,100
Accounts receivable, less
  allowance for doubtful
  accounts $33,000                                             1,180,900
  Other current assets                                           103,900

Total Current Assets                                           1,745,900

Equipment, net                                                   895,500
                                                              $2,641,400

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Obligation under capital lease, current portion               131,500
  Accounts payable and
  accrued expenses                                         $  1,178,800
Billing in excess of cost & estimated earnings
  on uncompleted contracts                                       17,900
Deferred income                                                   5,000

  Total Current Liabilities                                   1,333,200

Long Term Liabilities
  Obligation under capital lease, less current portion          139,700

Commitments and Contingent Liabilities

Shareholders' Equity
  Preferred Stock 1,000,000 shares authorized
   and unissued
  Common Stock, stated value $.33-1/3 per share,
   9,000,000 shares authorized;
   shares issued:
   4,840,693                                                 1,613,500
Paid in capital                                              5,595,500
Deficit                                                    (4,824,000)
Less treasury stock at cost
     992,565 shares                                        (1,216,500)

Total Shareholders' Equity                                   1,168,500
                                                                $2,641,400
 See accompanying notes to consolidated financial statements.

                                               3



                                         Wiltek, Inc.
            Consolidated Statement of Operations and Accumulated Deficit
                                         (Unaudited)


                                                   Three Months Ended
                                                       January 31,
                                                   1998           1997

Net Revenues
Communication services                          $1,819,600     $1,520,800

Costs and Expenses
  Cost of communication services                 1,175,800        808,500
  Sales expense                                    255,400        245,800
  General & administrative expenses                249,300        199,000
  Research and development                          92,100        112,200
  Interest expense                                  10,900          5,100

                                                 1,783,500      1,370,600

Net Income                                          36,100        150,200


Accumulated
Deficit at Beginning of Period                  (4,860,100)    (4,899,300)


Accumulated
Deficit at End of Period                       ($4,824,000)   ($4,749,100)

Earnings Per Common Share:

Basic                                                 $.01           $.04

Assuming Dilution                                     $.01           $.04

Number of Shares used in
  per share calculation:

Basic                                            3,862,577      3,657,347

Assuming Dilution                                4,182,406      3,788,627


  See accompanying notes to consolidated financial statements.

                                                 4






                                             Wiltek, Inc.
                                Consolidated Statement of Cash Flows
                                            (Unaudited)

                                                  Three Months Ended
                                       January 31,
                                               1998             1997
Cash Flow from Operating Activities:
 Net Income                                   $36,100         $150,200
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization              50,300           59,500
   (Increase) in accounts
     receivable and other current assets      (72,600)        (222,700)
   Increase (decrease) in accounts payable
    and accrued expenses                        2,500          (26,800)
   Issuance of treasury stock as bonus         37,400
Total adjustments                              17,600         (190,000)

Net cash provided (used) by operating
  activities                                   53,700          (39,800)

Cash Flow from Investing Activities:
  Capital expenditures                        (87,600)         (18,700)
  Net cash (used) in investing activities     (87,600)         (18,700)

Cash Flow from Financing Activities:
Proceeds from exercise of stock options         1,000
Payments under capital lease obligation       (32,700)         (38,500)
Net cash (used) in financing activities       (31,700)         (38,500)

Net decrease in cash and cash equivalents     (65,600)         (97,000)

Cash and cash equivalents
  at beginning of period                       526,700          407,600

Cash and cash equivalents at end of period    $461,100         $310,600

Supplemental disclosure of cash flow information
Cash paid during the three months for:
 Interest                                       13,200            9,100
 Income taxes                                    1,500            1,400

Supplemental schedule of non-cash investing and financing activities
During the first quarter ending January 31, 1998, capital lease obligations of $90,500 were incurred when the Company entered into leases for new equipment. During the first quarter ending January 31, 1997, a capital lease obligation of $63,000 was incurred when the Company entered into a lease for new equipment. See accompanying notes to consolidated financial statements.

                                    WILTEK, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of January 31, 1998, and the related consolidated statements of operations and accumulated deficit for the three month periods ended January 31, 1998, & 1997 and the consolidated statement of cash flows for the three month periods ended January 31, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of January 31,1998 and for the three month periods then ended should be read together with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997.

The accounting policies followed by the company with respect to the unaudited interim financial statements are consistent with those stated in the 1997 Wiltek, Inc. Annual Report on Form 10-KSB.

The company does not engage in a formal risk management program with respect to foreign currencyexposure. Typically the company maintains cash balances in UK banks to provide for the working capital requirements of Wiltek (UK) Ltd. As of January 31, 1998 and January 31, 1997 these deposits amounted to $129,200 and $45,600 respectively. The company receives a portion of its revenue from foreign revenue sources, incurs service costs in England denominated in UK pounds and has assets and liabilities in the UK. These factors give rise to currency risks which are dependent upon the fluctuation in exchange rates between the US dollar and UK pound. Wiltek does not use derivative instruments to hedge this risk.

Earning Per Share: The company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") as of the first quarter fiscal 1998. FAS 128 revised the standards for computation and presentation of earnings per share ("EPS"), requiring the presentation of both basic EPS and EPS assuming dilution. Basic EPS is based on the weighted average shares outstanding during the applicable period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Prior periods have been restated to conform with the provisions of FAS 128.

For the periods presented in the Consolidated Statement of Operations and Accumulated Deficit, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options. Reconciliation of Basic and Diluted EPS computations:

                                   Three Months Ended January 31,
                                     1998                   1997

                  Income   Shares   Per Share   Income   Shares   Per Share
Basic EPS
Income available
to Common
Stockholders     $36,100 3,862,577   $.01     $150,200  3,657,347  $.04

Effect of
Dilutive
Securities
Stock Options  _______     319,829             _______    131,280

Diluted EPS
Income
available to
Common Stockholders
plus Assumed
Conversions       $36,100 4,182,406 $.01     $150,200   3,788,627  $.04



Options to purchase 185,000 shares of common stock 160,00 of which were issued during the three months ended Jan 31, 1998 at prices ranging from $0,81 to $0.87 were outstanding during the three months ended January 31, 1998. These options were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares. The options, which expire March 24, 2007 to December 30, 2007 were still outstanding at January 31, 1998.

Options to purchase 50,000 shares of common stock at $0.56 were outstanding during the three months ended January 31, 1997. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options which expire October 16, 2007 were still outstanding at January 31, 1997.

In accordance with the SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. However, in view of the uncertainty as to whether the Company will produce sufficient taxable income to utilize its deferred tax assets, a 100% valuation allowance has been established against such deferred tax assets. To offset taxable income during the periods ending January 31, 1998, and January 31, 1997, the company used $57,300 and $61,400 in operating loss carry forwards for federal and state tax purposes, respectively. This results in a reduction of deferred tax assets in the amount of $20,500.


Major Vendors: During the three months ended January 31, 1998 and 1997, approximately 12.6% and 32.4% respectively, of total purchases of the Company were made from one vendor. Management believes that there is a ready source of alternative suppliers should a need arise and therefore loss of this supplier would not cause a delay or loss of sales.


In accordance with the terms of contracts with some of its customers, the Company pays the common carrier communication costs incurred by the customers. The Company is reimbursed by the customers for these costs. These reimbursements are reflected as a reduction of expenses in the Company's consolidated statement of operations and are not included in revenues. Amounts billed to the Company and subsequently rebilled to the customers during the three month periods ended January 31, 1998 and 1997 were $164,900 and $119,400 respectively.

During the quarter ended January 31, 1998,two customers accounted for more than 10% of the company's total revenues. These customers were Sea-Land and Microsoft, representing 12.4% and 10.7% of revenues, respectively. During the quarter ended January 31, 1997, one customer accounted for more than 10% of the Company's total revenues. This customer accounted for 19.2% of revenues.

During the three months ended January 31,1998, four customers accounted for 10% or more of the Company's total receivables. These customers were Mercury, Orion Capital, Sea-Land and Microsoft Corporation with 15.5%, 12.0%, 11.1% and 10.2%, respectively. During the three months ended January 31, 1997, two customers accounted for 10% or more of the Company's total receivables. These customers were Ford Motor Company and Sea-Land with 15.2% and 15.1%, respectively.

Year 2000: The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 dte are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. This issue has been addressed with respect to the Company's financial software. Operations is currently addressing Year 2000 issues to ensure that all computers and programs will be free from softw. failure. Operations is utilizing internal resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing.



                                         7



                                  WILTEK, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity
Cash and cash equivalents have decreased by $65,600 from $526,700 at October 31 1997. The decrease in cash was mainly due to net cash provided by operating activities of $53,700, offset by capital expenditures during the period of $87,600 and payments under capital lease obligations of $32,700. The main cause of the increase in cash provided by operating activities was an increase in accounts receivable of $72,600 which was offset by net income, depreciation and issuance of Treasury Stock as bonus in the amounts of $36,100, $50,300, and $37,400, respectively. Capital expenditures for the second quarter are expected to increase approximately $75,000. We expect that existing cash resources and external financing will meet these capital requirements.

Results of Operations
Communications services revenues increased by $298,800 during the first quarter ended January 31, 1998 when compared to the same period last year. Expansion of our consulting services resulted in increased revenues.

The period to period increases (decreases) in the principal items included in the Consolidated Statement of Operations and Accumulated Deficit is summarized below:

                                                 COMPARISON OF
                                               THREE MONTHS ENDED
                                           January 31, 1998 and 1997

Net Revenues                                  $298,800          20%

Cost of Services                               367,300          45%

Sales expense                                    9,600           4%

General & administrative
Expense                                         50,300          25%

Research and Development                       (20,100)        (18%)

Interest Expense                                 5,800         114%


Net Income                                   $(114,100)        (76%)








                                              8


Revenues from operations have increased by 20% during the three months ended January 31, 1998, versus the same period last year due to new consulting services.



                                                      Three Months Ended
                                                           January 31,
                                                       1998         1997
Communication Services Revenue                      $1,819,600   $1,520,800
Communication Services Costs                         1,175,800      808,500
Gross Profits                                      $   643,800  $   712,300
Gross Profit Margins                                     35.4%        46.8%

The gross profit margin for Communication Services has decreased in the comparative periods. The decrease in the profit margin is primarily a result of increased consulting activities with reduced margins and secondarily due to re-negotiated communication services agreements also with lower margins. The Company anticipates margins on consulting activities will improve as new consulting employees have been hired which will reduce the need to use subcontract consultants on various consulting engagements.

Sales expense: The company's Selling expenses amounted to 14.0% of total revenues in the first quarter of 1998 as compared to 16.2% during the same period last year. Sales expense increased by 3.6% during the three months ended January 31, 1998 compared to the same period last year. The decrease in Sales expense as a % of revenue is due to a small increase in Sales expense with a significant increase in revenues.

General and Administrative expense: The increase in expense for the 3 months compared to the same period last year is the result of an additional executive administrative position and accrual of annual bonuses. The increase in general and administrative expense is also due to higher travel and increased telephone costs.

Research and Development expense: The decrease in expense for the three months compared to the same period last year is the result of lower salaries and benefits and lower travel expenses.

Interest expense: Due to current low rates available on cash balances, interest income declined for the three months ended January 31, 1998. Interest income is offset by an increase in interest expense due to the Company entering into capital lease obligations.

Taxes: Due to losses in prior periods and the use of net loss carry forward for the three month period, Federal or State income tax provisions are not provided









                              PART II.  OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

       Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended January 31, 1998.







                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 10, 1998                    WILTEK, INC.




                                ______________________________
                                         David S. Teitelman
                                            President & CEO