Form 10QSB
period 1998-04-30
WILTEK INC
filed 1998-06-15
CIK 107559

Wiltek, Inc.

                                         Index





                                                              Page No.


PART I.  FINANCIAL INFORMATION

Consolidated Balance Sheet at April 30, 1998                       3

Consolidated Statement of Operations and Accumulated Deficit
    for the Three and Six Months Ended April 30, 1998 and 1997     4

Consolidated Statement of Cash Flows
    for the Six Months Ended April 30, 1998 and 1997               5

Notes to Consolidated Financial Statements                         6

Management's Discussion and Analysis of
    Financial Condition and Results of Operations                  9


PART II.   OTHER INFORMATION                                      11
























                                    Wiltek, Inc.
                              Consolidated Balance Sheet
                                      (Unaudited)

                                                           April 30,
                                                             1998
ASSETS
Current Assets
     Cash and cash equivalents
                                                       $    346,400
     Accounts receivable, less
        allowance for doubtful accounts $33,200           1,272,200
     Other current assets                                   113,000

          Total Current Assets                            1,731,600

Equipment, net                                              911,300

                                                        $ 2,642,900

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

     Obligation under capital lease, current portion   $    146,600
     Accounts payable and  accrued expenses               1,107,900
     Deferred income                                          5,100

          Total Current Liabilities                       1,259,600

Long Term Liabilities

     Obligation under capital lease, less current portion   135,400

Commitments and Contingent Liabilities

Shareholders' Equity

     Preferred Stock 1,000,000 shares authorized and unissued

   Common Stock, stated value $.33-1/3 per share,
   9,000,000 shares authorized; 4,840,693 shares issued   1,613,500
     Paid in capital                                      5,595,500
     Accumulated Deficit                                 (4,744,600)
     Less treasury stock at cost: 992,565 shares         (1,216,500)

          Total Shareholders' Equity                      1,247,900

                                                        $ 2,642,900

           See accompanying notes to consolidated financial statements.





                                Wiltek, Inc.
        Consolidated Statement of Operations and Accumulated Deficit
                                 (Unaudited)

                            Three Months Ended        Six Months Ended
                                April 30,                April 30,
                           1998         1997          1998      1997
Net Revenues
Communication services  $1,954,500   1,404,800    $3,774,100   2,925,600

Costs and Expenses
  Cost of communication
  services               1,223,600     791,100     2,399,400   1,599,600
    Sales expense          262,300     301,100       517,700     546,900
    General & admini-
    strative expense       275,900     228,300       525,200     427,300
    Research and
    Development            102,600     141,300       194,700     253,500
    Interest expense        10,700       9,100        21,600      14,200
                         1,875,100   1,470,900     3,658,600   2,841,500
Net Earnings (Loss)         79,400     (66,100)      115,500      84,100

Accumulated Deficit at
Beginning of Period      (4,824,000)  (4,749,100)   (4,860,100)(4,899,300)

Accumulated Deficit at
End of Period            (4,744,600)  (4,815,200)   (4,744,600)(4,815,200)

Earnings Per Common Share:

    Basic               $ .02     $  (.02)        $  .03     $  .02

    Assuming Dilution   $ .02     $  (.02)        $  .03     $  .02

Number of shares used in
  per share calculation:

    Basic               3,823,661    3,663,764    3,831,816     3,670,180

    Assuming Dilution   4,098,490    3,922,923    4,137,267     3,883,616






           See accompanying notes to consolidated financial statements.









                                      Wiltek, Inc.
                       Consolidated Statement of Cash Flows
                                       (Unaudited)


                                                   Six Months Ended
                                                       April 30,
                                                   1998       1997
Cash Flow From Operating Activities:
     Net Earnings                               $115,500    $84,100
     Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization               102,800    121,400
     (Increase) in accounts receivable and
      other current assets                      (172,800)  (301,700)
     Increase (decrease) in accounts payable
     and accrued expenses                        (67,200)    69,400
     Issuance of treasury stock as bonus          37,400      8,300

        Total adjustments                        (99,800)  (102,600)

Net cash provided (used) by operating
 Activities                                       15,700    (18,500)

Cash Flow Used in Investing Activities:
     Capital expenditures                       (127,900)   (27,100)
     Net cash (used) in investing activities    (127,900)   (27,100)

Cash Flow Used in Financing Activities:
     Proceeds from exercise of stock options       1,000
     Payments under capital lease obligations    (69,100)   (72,900)
     Net cash (used) in financing activities     (68,100)   (72,900)

     Net decrease in cash and cash equivalents  (180,300)  (118,500)

Cash and cash equivalents at beginning of period 526,700    407,600

Cash and cash equivalents at end of period       346,400    289,100

Supplemental Disclosure of Cash Flow Information
     Cash paid during the six months for:
        Interest                                 29,500      18,300

        Income taxes                              2,600       3,200

    Non-cash investing and financing activities:
     Capital expenditures in accounts payable   131,900      11,400

     Capital lease obligations incurred
       for fixed asset acquisitions             136,800      71,400

            See accompanying notes to consolidated financial statements.


                                     Wiltek, Inc.
                    Notes To Consolidated Financial Statements


The Consolidated Balance Sheet as of April 30, 1998, and the related Consolidated Statements of Operations and Accumulated Deficit for the three and six month periods ended April 30, 1998, and 1997 and the Consolidated Statement of Cash Flows for the six month periods ended
April 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of April 30,1998 and for the three and six month periods then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997.

The accounting policies followed by the company with respect to the unaudited interim financial statements are consistent with those stated in the 1997 Wiltek, Inc. Annual Report on Form 10-KSB.

The company does not engage in a formal risk management program with respect to foreign currency exposure. Typically the company maintains cash balances in UK banks to provide for the working capital require-ments of Wiltek (UK) Ltd. As of April 30, 1998 and April 30, 1997 these deposits amounted to $155,000 and $49,200 respectively. The company receives a portion of its revenue from foreign revenue sources, incurs service costs in England denominated in UK pounds and has assets and liabilities in the UK. These factors give rise to currency risks which are dependent upon the fluctuation in exchange rates between the US dollar and UK pound. Wiltek does not use derivative instruments to hedge this risk.

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




Reconciliation of Basic and Diluted EPS computations:

                          Three Months Ended April 30,
                 1998                                  1997
       Income    Shares    Per Share        Income    Shares   Per Share
Basic EPS
Income available to Common Stockholders

       $   79,400   3,823,661     $.02         $(66,100)   3,663,764   $(.02)


Effect of Dilutive Securities
Stock Options
     _______     274,829    _______                     259,159


Diluted EPS
Income available to Common Stockholders
  plus assumed conversions
 $        79,400    4,098,490      $.02         $(66,100)   3,922,923  $(.02)



                           Six Months Ended April 30,
                  1998                                 1997

       Income    Shares    Per Share        Income    Shares    Per Share

Basic EPS
Income available to Common Stockholders
       $115,500   3,831,816       $.03          $84,100    3,670,180    $.02

Effect of Dilutive Securities
Stock Options
 _______       305,451                     _______      213,436


Diluted EPS
Income available to Common Stockholders
  plus assumed conversions
       $ 115,500     4,137,267      $.03          $84,100   3,883,616     $.02

Options to purchase 349,500 shares of common stock, 160,000 of which were issued during the six months ended April 30, 1998, at prices ranging from $0.81 to $2.94 were outstanding during the six months ended April 30, 1998. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire June 7, 1998, to December 15, 2007 were still outstanding at April 30, 1998.

Options to purchase 264,500 shares of common stock, 25,000 of which were issued during the six months ended April 30, 1997, at prices ranging from $0.56 to $$2.94 were outstanding during the six months ended
April 30, 1997. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire June 7, 1998 to March 27, 2008, were still outstanding at April 30, 1997

In accordance with the SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. However, in view of the uncertainty as to whether the Company will produce sufficient taxable income to utilize its deferred tax assets, a 100% valuation allowance has been established against such deferred tax assets. To offset taxable income during the six months ending April 30, 1998, the Company used $202,500 and $206,600 in operating loss carry forwards for federal and state tax purposes, respectively. This resulted in a reduction of deferred tax assets in the amount of $67,200. To offset taxable income during the six months ending April 30, 1997 the Company used $136,100 and $139,200 in operating loss carry forwards for federal and state tax purposes, respectively. This resulted in a reduction of deferred tax assets in the amount of $25,500.

During the six months ended April 30, 1998 and 1997, approximately 14.7% and 31.5% respectively, of total purchases of the Company were made from one vendor. Management believes that there is a ready source of alternative suppliers should a need arise. Therefore, loss of this supplier would not cause a delay or loss of sales.

In accordance with the terms of contracts with some of its customers, the Company pays the common carrier communication costs incurred by the customers. The Company is reimbursed by the customers for these costs. These reimbursements are reflected as a reduction of expenses in the Company's Consolidated Statement of Operations and are not included in revenues. Amounts billed to the Company and subsequently re-billed to customers during the six month periods ended April 30, 1998 and 1997 were $327,000 and $345,400, respectively.

During the six months ended April 30, 1998, two customers accounted for more than 10% of the Company's total revenues. These customers were Microsoft and Sea-Land, representing 11.5% and 11.2% of revenues, respectively. During the six months ended April 30, 1997, two customers accounted for more than 10% of the Company's total revenues. These customers were Sea-Land and Ford Motor Company, representing 18.1% and 15.6% of revenues, respectively.

During the six months ended April 30, 1998, two customers accounted for 10% or more of the Company's total receivables. These customers were Cable & Wireless and Hoechst Marion Roussel with 12.3%, and 11.3%, respectively. During the six months ended April 30, 1997, four customers accounted for 10% or more of the Company's total receivables These customers were Omnes, Sea-Land, ESPN, and Ford Motor Company with 15.9%, 14.5%, 13.7% and 12.2%, respectively.

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. This issue has been addressed with respect to the Company's financial software. Operations is currently addressing Year 2000 issues to ensure that all computers and
programs will be free from software failure. Operations is utilizing internal resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be
completed by December 31, 1998, allowing adequate time for testing.

New Accounting Pronouncements:

The Financial Accounting Standards Board issued Statement of
 Financial Accounting Standards No. 130
("SFAS No. 130"), "Reporting Comprehensive
Income," governing the reporting and display of comprehensive income and its components, and Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information," requiring that all public businesses report financial and descriptive information about their reportable operating segments. Both statements are applicable to fiscal years beginning after December 15, 1997.  The
impact of adopting SFAS No. 130 is not expected to be material to the consolidated financial statements or notes to the consolidated financial
statements. Management is currently evaluating the effect of SFAS No. 131 on consolidated financial statement disclosures.



                                   Wiltek, Inc.
                   Management's Discussion And Analysis Of
                 Financial Condition And Results Of Operations



Financial Condition and Liquidity
Cash and cash equivalents decreased during the six months ended April 30, 1998 by $180,300 from $526,700 at October 31, 1997. The decrease in cash was mainly due to net cash provided by operating activities of $15,700, offset by capital expenditures
during the period of $127,900 and payments under capital lease obligations of $69,100. The main cause of the increase in cash provided by operating activities was net earnings, depreciation and issuance of Treasury Stock as bonuses of $115,500, $102,800, and $37,400, respectively. These amounts were partially offset by an increase in accounts receivables and a decrease in payables and other current liabilities of $172,800 and $67,200, respectively. The Company anticipates additional capital expenditures for the third and fourth quarters approximating $40,000. We expect that existing cash resources and external financing will meet these capital requirements.

Results of Operations

The period to period increases (decreases) in the principal items included in the Consolidated Statement of Operations and Accumulated Deficit
 is summarized below:

Comparison of Increases (Decreases) for
                     Three Months Ended              Six Months Ended
                   April 30, 1998 and 1997           April 30, 1998 and 1997
Net Revenues        $  549,700      39%               $  848,500       29%

Cost of Services       432,500      55%                  799,800       50%

Sales Expense         (38,800)     (13%)                 (29,200)      (5%)

General & Admin-
istrative Expense      47,600       21%                   97,900        23%

Research and
Development           (38,700)     (27%)                 (58,800)      (23%)

Interest Expense        1,600       18%                    7,400        52%

Net Earnings        $ 145,500      220%                $  31,400        37%

Communications services revenues increased by $549,700 (39%) and $848,500 (29%) during the three and six months ended April 30, 1998, respectively, when compared to the same periods last year.
 The increases resulted from expansion of our consulting services.

Gross Profit Margins: Period to period comparisons in Gross Profit Margins are summarized below:

                         Three Months Ended           Six Months Ended
                              April 30,                   April 30,
                        1998           1997         1998            1997
Communication Services
 Revenue          $  1,954,500   $  1,404,800  $  3,774,100   $  2,925,600

Communication Services
 Costs               1,223,600        791,100     2,399,400      1,599,600

Gross Profits $      730,900$         613,700  $  1,374,700   $  1,326,000

Gross Profit Margins  37%           44%           36%           45%

Gross Profit Margin for Communication Services has decreased in the comparative periods. The decreases are primarily a result of increased revenue from the consulting services component of Communication Services with reduced margins and secondarily due to re-negotiated communication services agreements also with lower margins. The Company anticipates margins on consulting activities will improve as new consulting employees have been hired which will reduce the need to use higher cost subcontract consultants on various consulting engagements and as new contracts are signed at a higher standard billing rate schedule which was implemented in March.

Sales Expense: The Company's Selling expenses were 13% and 14% of total revenues for the three and six months ended April 30, 1998, respectively compared to 21% and 19%
during the same respective periods last year.
Sales expense of $262,300 and $517,700 decreased by 13% and 5% during the three and six months ended April 30, 1998, respectively compared to $301,100 and $546,900 during the same respective periods last year.
The decreases in sales expenses are primarily due to lower marketing costs.

General and Administrative Expense: The increases in expenses for the three and six months ended April 30, 1998 compared to the same periods last year are primarily the result of a new executive administrative position and secondarily due to higher
travel and increased telephone costs.

Research and Development Expense: The decreases in R&D expense for the three and six months ended April 30, 1998 compared to the same periods last year are the result of lower salaries and benefits due to fewer people working on R&D projects and lower travel expenses.

Interest Expense (net of interest income): Current low interest rates available on cash balances combined with lower cash balances due to increased capital spending, resulted in lower interest income for the three and six months ended April 30, 1998. Also, interest income was offset by increases in interest expense due to increased capital lease obligations.

Taxes: Due to the use of net tax loss carry forwards resulting from losses in prior years, Federal and State income tax provisions are not provided.


                        PART II.  OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

    Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended April 30, 1998.







SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 10, 1998          WILTEK, INC.




                                       ______________________________
David S. Teitelman
President & CEO