Form 10QSB
period 1998-07-31
WILTEK INC
filed 1998-09-15
CIK 107559

Wiltek, Inc.

                                   Index





                                                                    Page No.


PART I.  FINANCIAL INFORMATION

   Consolidated Balance Sheet at July 31, 1998                         3

   Consolidated Statement of Operations and Accumulated Deficit
    For the Three and Nine Months Ended July 31, 1998 and 1997         4

   Consolidated Statement of Cash Flows
    For the Nine Months Ended July 31, 1998 and 1997                   5

   Notes to Consolidated Financial Statements                          6

   Management's Discussion and Analysis of
    Financial Condition and Results of Operations                     10


PART II.   OTHER INFORMATION                                          12

























                                   Page 2
                                Wiltek, Inc.
                         Consolidated Balance Sheet
                                (Unaudited)
                                                                    July 31,
                                                                      1998
ASSETS
Current Assets:

     Cash and cash equivalents                                  $   523,700
     Accounts receivable, less
       allowance for doubtful accounts $33,200                    1,122,700
     Other current assets                                           147,200

          Total Current Assets                                    1,793,600

Equipment, net                                                      925,600

          Total Assets                                          $ 2,719,200


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

     Revolving bank credit loan payable                         $    50,000
     Obligation under capital leases, current portion               143,700
     Accounts payable and accrued expenses                        1,056,000
     Billings in excess of estimated costs and earnings
       on uncompleted contracts                                      11,300
     Deferred income                                                  5,100


          Total Current Liabilities                               1,266,100

Long Term Liabilities:

     Obligation under capital leases, less current portion          118,600

Commitments and Contingent Liabilities

Shareholders' Equity:
     Preferred Stock 1,000,000 shares authorized and unissued

     Common Stock, stated value $.33-1/3 per share,
       9,000,000 shares authorized; 4,844,693 shares issued       1,614,900
     Paid in Capital                                              5,595,200
     Accumulated Deficit                                         (4,659,100)
     Less Treasury Stock at cost, 992,565 shares                 (1,216,500)

          Total Shareholders' Equity                              1,334,500

          Total Liabilities and Shareholders' Equity            $ 2,719,200

        See accompanying notes to consolidated financial statements.

                                   Page 3


                                Wiltek, Inc.
        Consolidated Statement of Operations and Accumulated Deficit
                                (Unaudited)


                            Three Months Ended          Nine Months Ended
                                 July 31,                   July 31,
                             1998        1997           1998        1997
Net Revenues
  Communication services  $1,892,200  $1,512,000     $5,666,300  $4,437,600

Costs and Expenses
  Cost of communication
   services                1,163,700     857,900      3,563,100   2,457,500
  Sales expense              275,200     280,100        792,900     827,000
  General & administrative
   expense                   260,900     226,100        786,100     653,400
  Research and development    94,000     128,900        288,700     382,400
  Interest expense            12,900       7,600         34,500      21,800

                           1,806,700   1,500,600      5,465,300   4,342,100

Net Earnings                  85,500      11,400        201,000      95,500

Accumulated Deficit at
 Beginning of Period      (4,744,600) (4,815,200)    (4,860,100) (4,899,300)

Accumulated Deficit
 at End  of Period       $(4,659,100)$(4,803,800)   $(4,659,100)$(4,803,800)


Earnings Per Common Share:

  Basic                     $  .02      $  .00         $  .05      $  .03

  Assuming Dilution         $  .02      $  .00         $  .05      $  .02

Number of shares used in
 per share calculation:

  Basic                    3,834,950   3,677,193      3,838,083   3,684,205

  Assuming Dilution        4,190,249   4,008,956      4,160,836   3,942,058

         See accompanying notes to consolidated financial statements.





                                   Page 4

                                Wiltek, Inc.
                   Consolidated Statement of Cash Flows
                                (Unaudited)

                                                     Nine Months Ended
                                                          July 31,
                                                    1998          1997
Cash Flow From Operating Activities:
  Net Earnings                                  $  201,000    $  95,500
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
  Depreciation and amortization                    156,000      169,200
  Increase in accounts receivable and other
   current assets                                  (56,800)     (91,400)
  Decrease in accounts payable and accrued
   expenses                                        (94,300)      (4,500)
  Issuance of treasury stock as bonus               37,400       33,400
        Total adjustments                           42,300      106,700

  Net cash provided by operating activities        243,300      202,200

Cash Flow Used in Investing Activities:
  Capital expenditures                            (190,600)     (89,900)
  Net cash used in investing activities           (190,600)     (89,900)

Cash Flow Used in Financing Activities:
  Net proceeds under revolving bank loan            50,000
  Proceeds from exercise of stock options            2,000        2,500
  Payments under capital lease obligations        (107,700)     (91,700)
     Net cash used in financing activities         (55,700)     (89,200)

Net (decrease) increase in cash and cash
 equivalents                                        (3,000)      23,100

Cash and cash equivalents at beginning of
 period                                            526,700      407,600

Cash and cash equivalents at end of period      $  523,700   $  430,700

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the nine months for:
    Interest                                    $   42,900   $   27,800

    Income taxes                                $    4,000   $    3,200

  Non-cash investing and financing activities:
   Capital expenditures in accounts payable     $  119,400   $   14,600

   Capital lease obligations incurred for
    fixed asset acquisitions                    $  155,300   $   77,800


       See accompanying notes to consolidated financial statements.

                                   Page 5
                                Wiltek, Inc.
                 Notes To Consolidated Financial Statements


The Consolidated Balance Sheet as of July 31, 1998, and the related Consolidated Statements of Operations and Accumulated Deficit for the three and nine-month periods ended July 31, 1998 and 1997, and the Consolidated Statement of Cash Flows for the nine-month periods ended July 31, 1998 and 1997, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of July 31, 1998, and for the three and nine month periods then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997.

The accounting policies followed by the company with respect to the unaudited interim financial statements are consistent with those stated in the 1997 Wiltek, Inc. Annual Report on Form 10-KSB.

The Company does not engage in a formal risk management program with respect to foreign currency transaction exposure. Typically the company maintains cash balances in U.K. banks to provide for the working capital requirements of Wiltek (UK) Ltd. As of July 31, 1998 and July 31, 1997, these cash balances were $283,500 and $179,000, respectively. The Company receives a portion of its revenue from foreign sources, incurs service costs in England denominated in U.K. Pounds and has assets and liabilities in the U.K. Such factors give rise to currency risks, which are dependent upon exchange rate fluctuations between the U.S. Dollar and U.K. Pound. Wiltek does not use derivative instruments to hedge such foreign currency risks.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" as of the first Quarter fiscal 1998. SFAS 128 revised the standards for computation and presentation of earnings per share ("EPS"), requiring the presentation of both basic EPS and EPS assuming dilution. Basic EPS is based on the weighted average shares outstanding during the applicable period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Prior periods have been restated to conform with the provisions of SFAS 128.

For the periods presented in the Consolidated Statement of Operations and Accumulated Deficit, the calculations of basic EPS and EPS assuming Dilution vary in that the weighted average shares outstanding assuming Dilution include the incremental effect of stock options.







                                   Page 6
Reconciliation of Basic and Diluted EPS computations:

                               Three Months Ended July 31,
                           1998                            1997
                Income    Shares   Per Share    Income    Shares   Per Share
Basic EPS:
Income available
 to Common
 Shareholders  $ 85,500   3,834,950   $ .02    $ 11,400   3,677,193   $ .00

Diluted Effect
 of Securities:
Stock Options               355,299   $ .00                 331,763   $ .00

Diluted EPS:
Income available
 to Common
 Shareholders
 plus assumed
 conversions   $ 85,500   4,190,249   $ .02    $ 11,400   4,008,956   $ .00

                                Nine Months Ended July 31,
                           1998                            1997
                Income    Shares   Per Share    Income    Shares   Per Share
Basic EPS
Income available
 to Common
 Shareholders  $201,000   3,838,083   $ .05    $ 95,500   3,684,205   $ .03

Diluted Effect
 of Securities:
Stock Options               322,753   $ .00                 257,853   $(.01)

Diluted EPS:
Income available
 to Common
 Shareholders
 plus assumed
 conversions   $201,000   4,160,836   $ .05    $ 95,500   3,942,058   $ .02

Options to purchase 349,500 shares of common stock at prices ranging from $0.81 to $2.94 were outstanding at July 31, 1998, and were excluded in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options, which expire June 7, 1998, to December 15, 2007, included 160,000 of options issued during the nine months ended July 31, 1998.

Options to purchase 264,500 shares of common stock at prices ranging from $0.56 to $2.94 were outstanding at July 31, 1997, and were excluded in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options, which expire June 7, 1998, to December 15, 2007, included 25,000 of options issued during the nine months ended July 31, 1997.


                                   Page 7
In accordance with the SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. However, in view of the uncertainty as to whether the Company will produce sufficient taxable income to utilize its deferred tax assets, a 100% valuation allowance has been established against such deferred tax assets. To offset taxable income during the nine months ending July 31, 1998, the Company used $295,000 and $299,200 in operating loss carry forwards for Federal and State tax purposes, respectively. This resulted in a reduction of deferred Tax assets in the amount of $107,700. To offset taxable income during the nine months ending July 31, 1997, the Company used $84,500 and $87,600 in operating loss carry forwards for federal and state tax purposes, respectively. This resulted in a reduction of deferred tax assets in the amount of $87,400.

During the nine-month periods ended July 31, 1998 and 1997, approximately 15.6% and 29.9% respectively, of total purchases of the Company were made from one vendor. Management believes that there is a ready source of alternative suppliers should a need arise. Therefore, loss of this supplier would not cause a delay or loss of sales.

In accordance with the contract terms with some of its customers, the Company pays the common carrier communication costs incurred by the customers and is subsequently reimbursed for such costs by its customers These reimbursements are reflected as a reduction of expenses in the Company's Consolidated Statement of Operations and are not included in revenues. Such amounts billed to the Company and subsequently re-billed to customers during the nine-month periods ended July 31, 1998 and 1997, were $481,600 and $400,500, respectively.

During the nine-month periods ended July 31, 1998 and 1997, one customer accounted for more than 10% of the Company's total revenues. This customer was Sea-Land, representing 10.6% and 19.0% of revenues for the respective nine-month periods.

At July 31, 1998, two customers accounted for 10% or more of the Company's total receivables. These customers were First Data Corp. and Cable & Wireless and with 18.4%, and 12.1%, respectively. At July 31, 1997, three customers accounted for 10% or more of the Company's total receivables. These customers were Cable & Wireless, First Data Corp. and Ford Motor Company with 16.3%, 12.2% and 11.5%, respectively.

The Company entered into a Loan and Security Agreement with People's Bank in June 1998, whereby, People's will make available a line of credit equal to $750,000 for working capital needs plus an additional term loan up to $100,000 for purchases of capital equipment.

The working capital loan requires that interest be paid monthly on outstanding advances during the term of the loan at one quarter percent above prime and a fee on the unused portion of the loan will be payable quarterly at one quarter percent. The working capital facility will expire on July 1, 1999.



                                   Page 8
Interest on advances under the term loan, are payable monthly in arrears at one half percent above prime and the total of such advances outstanding at December 31, 1998, will be converted to a term loan. Thereafter, the term of the loan shall be thirty months payable in equal monthly principal payments of one thirtieth of the outstanding balance at December 31, 1998, plus interest shall be due and payable monthly commencing January 31, 1999, at one half percent above prime on the outstanding principal balance.

The Security agreement provides that the loans be secured by the Company's existing and future assets. Covenants under the Loan and Security Agreement provide that the Company's Current Ratio cannot be lower than 1.2, Tangible Net Worth be at least $1,000,000 and the Company must achieve $100,000 Net Earnings for each six-month period on a rolling quarterly basis. The Company was in compliance with all the terms of the Loan and Security Agreement as of the date of this report.

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. This issue has been addressed with respect to the Company's financial software.
 The Company's Operations Department is currently addressing year 2000 issues to ensure that all computers and programs will be free from software failure. The Company is utilizing internal resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by
 December 31, 1998, allowing adequate time for testing.

New Accounting Pronouncements:

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards
No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 governs the reporting and display of comprehensive income and its components, while SFAS 131 requires that all public businesses report financial and descriptive information about their reportable operating segments. Both statements are applicable to fiscal years beginning after December 15, 1997.

The impact of adopting SFAS No. 130 is not expected to be material to the consolidated financial statements or notes to the consolidated financial statements. Management is currently evaluating the effect of SFAS No. 131 on consolidated financial statement disclosures.









                                   Page 9
                                Wiltek, Inc.
               Management's' Discussion and Analysis of
              Financial Condition and Results of Operations



Financial Condition and Liquidity:

Cash and cash equivalents decreased during the nine months ended July 31, 1998, by $3,000 from $526,700 at October 31, 1997. The decrease in cash was mainly due to net cash used for capital expenditures of $190,600 and payments under capital lease obligations of $107,700 partially offset by cash provided by operating activities of $243,300 and net proceeds from revolving bank loan of $50,000. Cash provided by operating activities was comprised of net earnings before depreciation and issuance of Treasury Stock of $394,400, partially offset by an increase in accounts receivables and other current assets and a decrease in payables and other current liabilities of $56,800 and $94,300, respectively. The Company anticipates additional capital expenditures during the fourth quarter approximating $10,000 and expects that existing cash resources and external financing will meet such capital requirements.

Results of Operations:

The period to period increases (decreases) in the principal items included in the Consolidated Statement of Operations and Accumulated Deficit is summarized below:


                                Comparison of Increases (Decreases) for
                              Three Months Ended        Nine Months Ended
                            July 31, 1998 and 1997    July 31, 1998 and 1997

Net Revenues                 $  380,200     25%        $ 1,228,700     28%

Cost of Services                305,800     36%          1,105,600     45%

Sales Expense                    (4,900)    (2%)           (34,100)    (4%)

General & Admin. Expense         34,800     15%            132,700     20%

Research and Development        (34,900)   (27%)           (93,700)   (25%)

Interest Expense                  5,300     70%             12,700     58%

Net Earnings                 $   74,100    650%        $   105,500    110%

Communication Services Revenue increased by $380,200 (25%) and $1,228,700 (28%) during the three and nine months ended July 31, 1998, respectively, when compared to the same periods last year. The increases resulted from expansion of our consulting services.




                                   Page 10
Period to period comparisons in Gross Profit Margins are summarized below:

                              Three Months Ended         Nine Months Ended
                                    July 31,                  July 31,
                               1998        1997          1998        1997

Communication Svcs. Revenue $1,892,200  $1,512,000    $5,666,300  $4,437,600

Communication Svcs. Costs    1,163,700     857,900     3,563,100   2,457,500

Gross Profits               $  728,500  $  654,100    $2,103,200  $1,980,100

Gross Profit Margins            39%         43%           37%         45%

Gross Profit Margin for Communication Services has decreased in the comparative periods. The decreases are primarily a result of increased revenue from the consulting service component of Communication Services with reduced margins and secondarily due to re-negotiated Communication Services agreements also with lower margins. The Company anticipates margins on consulting activities will improve as new consulting employees have been hired which will reduce the need to use higher cost subcontract consultants on various consulting engagements. Consulting margins will also improve as new contracts are signed at higher standard billing rates, implemented during March 1998.

The Company's Selling Expenses were 15% and 14% of total revenues for the three and nine-month periods ended July 31, 1998, respectively compared to 19% and 19% during the same respective periods last year. Sales expense decreased by 2% and 4% during the three and nine-month periods ended
July 31, 1998, compared to the same respective periods last year. The decreases in sales expenses are primarily due to lower salaries and benefits and lower marketing costs.

Increases in General and Administrative Expenses for the three and nine month periods ended July 31, 1998, compared to the same periods last year are primarily the result of a new executive administrative position and higher travel, legal and telephone costs.

Decreases in Research and Development Expenses for the three and nine-month periods ended July 31, 1998, compared to the same periods last year are the result of lower salaries and benefits due to fewer people working on research and development projects and lower travel expenses.

Increases in Interest Expense (net of interest income) for the three and nine month periods ended July 31, 1998, were caused by higher interest expenses due to increased capital lease obligations. Also, current low interest rates on cash balances combined with lower cash balances due to increased capital spending yielded lower interest income.

Federal and State income tax provisions are not booked due to the availability of net tax loss carry forwards resulting from losses in prior years.



                                   Page 11



                         PART II. OTHER INFORMATION



Item 6. Exhibits and reports on Form 8-K

        Reports on Form 8-K - There were no reports on Form 8-K filed for the nine months ended July 31, 1998.







                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 14, 1998                     WILTEK, INC.





                                              ______________________________
                                              David S. Teitelman
                                              President & CEO



















                                   Page 12