Form 10KSB
period 1998-10-31
WILTEK INC
filed 1998-12-31
CIK 107559

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      (Mark One)

      [  X  ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934  (FEE REQUIRED)

      For the fiscal year ended:  October 31, 1998

                                       Or
      [     ]  TRANSITION REPORT  PURSUANT TO  SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from
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

          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK,  NO PAR VALUE
                                (Title of class)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

    The issuer's revenue for its most recent fiscal year was $7,584,300

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 29, 1998 was: $1,491,890


                   THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS

As of December 29, 1998, there were 3,892,128 shares of Common Stock, No Par Value outstanding.

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

Wiltek has developed a range of services, which allow customers to:

  1. Connect dissimilar computer based electronic mail systems such as IBM PROFS (r), Digital Equipment All-In-One (r), Microsoft Exchange (r) and Microsoft Mail (r), Lotus Notes (r) and cc:Mail (r), Groupwise, POP3, IMAP4, SMTP, etc. Generally these systems operate within different divisions of the same company or in the customers' trading partner facilities.

  2. Communicate with public email services (AT&T Mail (r), MCI Mail (r), Advantis (IBMMail(r)), Mercury, the Internet and X.400 services to allow users of host-based and client/server systems to correspond with email users outside of their company.

  3. Send to facsimile devices located throughout the world utilizing our broadcast and customized facsimile delivery service based in the US and UK.

In addition to the communication and directory synchronization services described above, Wiltek has also developed a consulting and system integration organization. This unit is chartered to assist customers in the movement to Microsoft's client/server based electronic messaging and workgroup systems. Wiltek is focusing on accounts that require assistance in the planning for, and implementation of, Microsoft Exchange(r), Windows NT, IIS, SMS and SNA Server. Wiltek is a Microsoft Solution Provider and is firmly committed to the Microsoft Backoffice(r) product line.

Microsoft has established itself, as the growth arena for business information systems needs. This growth is the direct result of marketing strategies and product deliverables planned and recently executed by Microsoft. The sales and support strategy deployed by Microsoft for business clients are dependent upon the use of value added consulting services by Solution Providers. The basis for the Microsoft Backoffice(r) suite of products is messaging technology.

1997 marked the initial large growth phase of Microsoft provided intranets, based on the availability of products required by enterprise corporate computing models. This trend continued in 1998 as wide-spread implementation of Microsoft NT(r) server and Microsoft Exchange(r) server based collaborative computing systems increased dramatically. The corporate information systems model requires the availability of decision-making data, open communications, and technology resource based marketing and operating advantages. Wiltek also provides software engineering via our consulting organization to design and develop workflow and routing applications and forms.

Within the realm of messaging based technologies, use of messaging (email, fax and directory services) has become a standard operating procedure for successful large and medium organizations. During 1997, small organizations were just beginning to establish business requirements for these applications, however, the technology cost and benefit for small organizations did not yet fit the profile of an attractive market. During 1998, small organizations, and to a degree the "Small Office Home Office"
(SOHO) market, began limited implementation and leveraging of collaborative computing tools. This trend should continue during 1999 as technology costs continue to decline and technology ease-of-use increases. This will lead to use and acceptance of collaborative computing technologies across a much wider business market. Wiltek by way of its experience and expertise is positioned solidly in the middle of these growth markets.


Wiltek's Market

The market for Wiltek's electronic mail connectivity services is a result of the explosive growth in the installation of email systems throughout the world. In its broadest sense, electronic mail or messaging includes the electronic communication between individuals who use mainframe computers, mid-range systems, client/server platforms, personal computers, public electronic mail, facsimile or telex machines to send and/or receive information. The primary information type communicated via electronic mail was once text created by individuals. Today, the more prevalent information profiles include attached files created by computer based applications such as spreadsheets, database segments, executable code, video and audio clips and formatted documents such as purchase orders. This trend is indicative of the gradual, yet inevitable movement towards unified messaging.

The other important segment of Wiltek's market is the need to collect text and attached files from email users or from computer based data files and deliver this information to facsimile machines. This market (sometimes referred to as "desktop-to-fax") has grown dramatically with the worldwide acceptance and use of services for broadcast distribution of application and email generated information destined for facsimile delivery. Application information includes spreadsheets, word documents, images, etc. sent as attachments by the user communities and computer based applications.


The growth in the installed base of email systems and facsimile devices represents a significant opportunity for providers of gateway or connectivity software and services. Every time an email document or attached file needs to move from one type of system to a different system, computer or device; it will require some or all of the following translations:

1. Protocol conversion to change the transmission method, e.g. from an IBM SNA(r) protocol to the TCP/IP protocol.

2. Format conversion to accommodate the different structures of each email system, e.g. IBM PROFS(r) to Microsoft Exchange(r).

3. Transmission speed conversion because the sending systems operate at different transmission speeds than the receiving devices.

4. Code conversion to convert from one encoding standard to another, e.g. ASCII to EBCDIC.

5. Directory synchronization to transform an individual id or name on one system into a native appearance on another system. For example, a user's name on Microsoft Exchange might be "Jay W. Fitzpatrick" but on a PROFS system the name is limited to 8 characters and therefore might be presented to the PROFS user community as "JWFITZFP."

Organizations who use electronic mail have the option of buying hardware and software, which they install and operate, or to connect their different systems to a service provider like Wiltek to perform the functions outlined above. The magnitude of the market for these connectivity capabilities has grown as a result of the following factors:

1. The increased size of the email and fax installed base.

2. The number of companies using email is no longer limited to large corporations.

3. The growing use of email systems as a transport vehicle.

4. Corporations are moving from large, mainframe based computers to PC's, LANs, and client/server platforms.

5. The need to synchronize directories of users among dissimilar systems has been more clearly recognized.

6. The use of email has grown from an intra-enterprise application to one that crosses company boundaries to trading partners, i.e. suppliers and customers.

7. Further acceptance of the outsourcing model.

While many organizations have, or are in the process of standardizing singular messaging systems, opportunities continue to exist for service providers. Wiltek will continue to pursue such service-based opportunities in 1999 including application management, gateway management and outsource messaging and directory management.


Marketing Strategy and Target Customers

The company has traditionally targeted large multi-national companies that are likely to have dissimilar computer systems and applications in multiple locations. Such companies have been plagued with inter-divisional communication problems because their computing strategies often differed from division to division, resulting in computing systems that communicate ineffectively with each other. Wiltek's customer list contains over 50 large corporations, most of which are Fortune 500 companies.

As a result of the development by Wiltek of LAN connectivity and Directory Synchronization services, as well as Microsoft BackOffice(r) related consulting services the company's potential market is expanding. Large corporations who are migrating from mainframe computers to LAN and client/ server based systems need significantly more connectivity between the older legacy systems and the new client/server messaging and collaborative systems.To facilitate the transmission of messages and files between those disparate messaging systems, users are requiring directory services that incorporate the addresses of all of the users on other systems into their individual local directories. Wiltek provides this process, known as Directory Synchronization. In addition, the lower cost of hardware and software for electronic messaging has broadened the base of users from large, international corporations (typically the top 1,000 companies) to the much larger market represented by mid-size and small companies. The downsizing of staff in many organizations and the relatively unsophisticated technical capabilities of smaller companies also enhances the attractiveness of using an outsourcing service like Wiltek rather than an in-house managed hardware/software solution.


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

An additional feature added to our facsimile delivery service is the ability to accept and deliver a customer's message text and attachments natively from their electronic messaging platform. This service enhancement allows customers to send faxes natively from Lotus Notes(r), Lotus cc: Mail(r), Groupwise(r), Microsoft Mail Exchange(r), Microsoft Mail(r), etc. This solution does not require additional hardware or software; it simply allows customer's to send faxes as if they were sending a mail item and attachment(s) to another mail user. All document conversions are transparent to the customer and are performed by the Wiltek Facsimile delivery service. Supported attachments include MS Word(r), MS Excel(r), MS Power Point(r), Word Perfect 5.0(r), Word Perfect 5.1(r) for DOS, Word Perfect 5.x for Windows(r), Lotus 123(r), Lotus Freelance Graphics(r), Lotus AmiPro(r), TIFF, BMP, GIFF, JPEG, RTF, HTML, and PostScript.

Wiltek Services also provides their customers in both large organizations and the SOHO market with the ability to transmit messages and file attachments into Wiltek Services via the Internet. Wiltek Services receives these mail items with file attachments and automatically converts them into faxable images prior to transmitting to the intended facsimile recipients. Any organization with Internet access can be authorized for Wiltek Services access within a matter of hours.

During 1998, Wiltek also implemented a Fax-to-email Service offering available to any organization with Internet access. Wiltek Services receives facsimile transmissions from any fax machine around the globe and automatically forwards the transmissions to intended customer email recipients via the Internet. This automated routing function is accomplished by assigning individual telephone numbers with both "800" and non "800" area codes, to individual or group customer recipients. Subsequently, recipients have the ability to view and distribute the received email with attached facsimile images without paper creation while retaining the option of printing the received images.

Wiltek presently has Microsoft Certified System Engineers and Microsoft Product Specialists on staff certified in a variety of Microsoft product and technologies such as Windows NT(r) Server, Windows NT(r) Workstation, Microsoft Mail(r), Microsoft Exchange(r), Microsoft SMS(r), Microsoft Internet Information Server(r), TCP/IP, and Microsoft Windows for Workgroups(r). Wiltek's certified engineers and product specialists are located in both the Connecticut and Swindon, England facilities. These individuals provide Wiltek's consulting customers with Microsoft BackOffice(r) planning and implementation assistance. Wiltek concentrates efforts towards infrastructure and application design and development within the Microsoft NT(r) Server, Microsoft Exchange(r) and mail environments. Application work includes software development, utilizing Visual Languages to address application migration and workflow automation within large organizations.

Revenues
                                    Year Ended October 31,
                                  (In thousands of dollars)
                                    1998            1997
Messaging services                $4,480.1        $4,660.1
Consulting services                3,104.2         1,376.6
    Total                         $7,584.3        $6,036.7



Messaging services revenues decreased by 3.9% and Consulting services revenues increased by 125.5% in the fiscal year ended October 31, 1998. Messaging services revenues decreased primarily due to renegotiated contracts at lower prices and reduced volumes from existing customers. Wiltek's rapid consulting service revenue growth is attributable to several factors. Early in fiscal 1998, the Company successfully completed several large-scale and complex consulting engagements and simultaneously recruited and hired a number of highly trained, certified and experienced consultants, which nearly doubled its average consulting staff over fiscal 1997. As a result, the Company has earned and now enjoys a reputation as a provider of technically superior project management and consulting services related to Microsoft BackOffice(r) product installations where demand for qualified and competent service providers remains high.


Major Customers

During the year ended October 31, 1998, two customers had revenues exceeding 10% of the company's total revenues, General Electric and Sea-Land Service, Inc. with 11.6% and 10.1%, respectively. In fiscal year 1997 Sea Land Service, Inc. accounted for over 10% of total revenues with 15.4%.


Major Vendors

During the year ended October 31, 1998 and 1997, approximately 18% and 26% respectively, of total purchases of the Company were made from two vendors. Management believes that there is a ready source of alternative suppliers should a need arise and therefore loss of these suppliers would not cause a delay or loss of sales.


Foreign and Domestic Operations and Export Sales

The Company began foreign operations in 1983 in England to provide services to its customers outside of the United States. Operations outside the United States are subject to the usual risks and limitations attendant upon investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws and other domestic and foreign governmental policies affecting United States companies doing business abroad. The company does not engage in a formal risk management program with respect to foreign currency exposure. Typically the company maintains cash balances in UK banks to provide for the working capital requirements of Wiltek (UK) Ltd. As of October 31, 1998 and October 31, 1997 these deposits were $150,600 and $102,900 respectively. The company receives a portion of its revenue from foreign revenue sources, incurs service costs in England, denominated in UK pounds, and has assets and liabilities in the UK. These factors give rise to currency risks which are dependent upon the fluctuation in exchange rates between the US dollar and UK pound. Wiltek does not use derivative instruments to hedge this risk. All currency figures are expressed in US dollars.





  Information about the company's operation in different geographical areas:

                                             Year Ended October 31,
                                  (In thousands of dollars)

                                           United
                           Domestic        Kingdom           Total
1998
Revenues                   $6,660.4      $   923.9         $7,584.3

Net Earnings (Loss)        $  423.7$     $  (116.3)        $  307.4

Identifiable Assets        $2,320.5      $   424.6         $2,745.1

1997

Revenues                   $5,020.9      $ 1,015.8         $6,036.7

Net Earnings (Loss)        $  (26.3)     $    65.5         $   39.2

Identifiable Assets        $1,960.4      $   409.1         $2,369.5

Included in the above are U.S. management costs allocated to U.K. operations and net interest expense charged to Wiltek (U.K.) Ltd. in the amount of $253,500 and $41,900, respectively in 1998 and $201,800 and $40,400, respectively in 1997.

Net Sales Backlog

The Company believes that sales backlog is not a meaningful indication of future revenue because most of its revenue is derived from short-term contracts for both communications services and consulting services which are generally initiated within 90 days of receipt of an order.


Employees

The company and its subsidiary Wiltek (U.K.) Ltd. employed 50 full-time employees as of October 31, 1998.


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

Research and Development

The company's research and development activities are directed toward enhancing existing services and creating new services, including consulting services for networking and workflow automation to meet customers' data communication needs. During fiscal years 1998 and 1997 Wiltek spent $491,900 and $519,400, respectively, on research and software development.


Item 2.  Properties

The company occupies a portion of a three-story building at 542 Westport Avenue, Norwalk, Connecticut, as a tenant under a lease expiring
December 31, 1999. The space consists of approximately 15,000 square feet and is utilized for offices and a computer center. The Company also has 1,200 square feet at Building 101, Merritt 7 Corporate Park, Norwalk, Connecticut, under a lease expiring July 23, 2001. This space was primarily used for sales activities until June 1, 1998, when the space was sublet to a third party for the remaining term of the lease. Additionally, the company is leasing approximately 3,500 square feet in Swindon, England for the Wiltek (U.K.) computer center under a lease, which expires February 1, 2004.


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

                                                   Bid Prices

    1998                                    High                 Low
First Quarter                              27/32                7/16
Second Quarter                               3/4                 1/2
Third Quarter                                7/8                 5/8
Fourth Quarter                             23/32                 3/8


    1997                                    High                 Low
First Quarter                              13/32                7/32
Second Quarter                             27/32               13/32
Third Quarter                              1 3/8                 5/8
Fourth Quarter                             27/32                7/16


(b)  Approximate number of equity security holders:

                                             Approximate Number of
                                              Record Holders as of
         Title of Class                        December 21, 1998
 Common Stock, No Par Value                        742

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Summary

The following table sets forth for the periods indicated (i) percentages of certain items to net revenue of the company and (ii) the percentage increases (decreases) of such items as compared to the prior period:

                                 Relationship to          Period to Period
                                 Total Revenues          Increase (Decrease)
                               Year Ended October 31,       Years Ended

                                 1998          1997            1998-97*
Net Revenues:
  Messaging services             59.1%         77.2%             (3.9)%
  Consulting services            40.9          22.8             125.5
    Total net revenues          100.0         100.0              25.6

Cost of Services                 61.1          56.0              37.2

Gross Margin                     38.9          44.0             (10.9)

Sales expenses                   13.6          18.7              (8.5)
General & admin. expenses        14.1          15.6              13.6
Research and development          6.5           8.6              (5.3)
Interest expense                   .6            .5                NM

Net Earnings                      4.1%           .6%            684.2%

* NM - Not Meaningful

Net Revenues

Messaging services revenues decreased by 3.9% and Consulting services revenues increased by 125.5% in the fiscal year ended October 31, 1998. Messaging services revenues decreased primarily due to renegotiated contracts at lower prices and reduced volumes from existing customers. Wiltek's rapid consulting service revenue growth is attributable to several factors. Early in fiscal 1998, the Company successfully completed several large-scale and complex consulting engagements and simultaneously recruited and hired a number of highly trained, certified and experienced consultants, which nearly doubled its average consulting staff over fiscal 1997 average. As a result, the Company has earned and now enjoys a reputation as a provider of technically superior project management and consulting services related to Microsoft BackOffice(r) product installations where demand for qualified and competent service providers remains high.


Cost of Services and Gross Profit Margins.

The cost of cervices increased by 37.2% in the current fiscal year when compared to last year primarily due to significantly higher Consulting services sales volume. Gross margins decreased from 44.0% to 38.9% primarily due to increased volume from lower margin consulting services business and secondarily due to various messaging contracts renegotiated at lower prices.


Sales Expenses

Sales expenses decreased 8.5% in the current fiscal year and as a percent of total revenues decreased from 18.7% to 13.6%, from 1997 to 1998. The decreases were primarily attributable to lower spending for advertising and promotion, travel and telephone.


General & Administrative Expenses

The company's general & administrative expenses were $1,068,800 or 14.1% of total revenues in fiscal 1998 compared to $941,000 or 15.6% of total revenues in fiscal 1997. The 13.6% increase in expense was mainly attributable to higher salaries and benefits.


Research and Development

Research and development expenditures were $491,900 and $519,400 for fiscal 1998 and 1997, respectively. The 5.3% reduction in expense in fiscal 1998 was mainly due to lower salaries and benefits resulting from fewer employees assigned to R&D projects and lower depreciation expense.







Interest Expense

Interest expense increased by 55.3% to $48,300 in fiscal 1998 from $31,100, in fiscal 1997. The increase was mainly due to higher interest associated with increased capitalized leased asset acquisitions and costs pertaining to Wiltek's new working capital bank credit facility.


Year 2000

Wiltek established a Year 2000 (Y2K) oversight committee in 1998, to review all of the Company's computer systems and programs as well as those of third parties whose data or functionality Wiltek relies on in any material respect. The objective of the review is to assess the ability of the computer systems and programs to process transactions in the year 2000.
A formal Y2K compliance program was created that encompasses five key readiness areas: 1) awareness, 2) assessment; 3) renovation; 4) validation and notification; and 5) implementation. Specific Y2K compliance performance procedures and timetables have been developed for each readiness area. Management anticipates having the Y2K compliance program substantially completed and verified for all production environments on or before June 30, 1999.

Wiltek has also contacted substantially all of their hardware and software component suppliers requesting a Y2K compliance certification letter.
To date, information accumulated from a majority of our key suppliers indicates that their products are either Y2K compliant or they are in the process of developing remediation plans. Wiltek will develop a supplier action list and contingency plan based on the suppliers' progress to adequately address the Y2K issue. The Company has budgeted approximately $100,000 through the year 1999 for the Y2K compliance program, $75,000 of which is for internal labor. Nominal expenditures, primarily for maintenance, will be made beyond the year 2000.


Liquidity and Cash Flow

Cash and cash equivalents at October 31 are presented in the following table:

                                             1998               1997
Cash in banks                              $622,700           $132,400
Bank money market funds                      45,200            394,300
                                           $667,900           $526,700

Cash and cash equivalents increased by $141,200 during fiscal 1998.
The main reasons for the increase in cash were net earnings of $307,400, depreciation of $217,400, non-cash expenses for the issuance of stock of $37,300, a decrease in receivables of $32,200 and proceeds from exercise of stock options of $12,000, which were partially offset by a decrease in accounts payable of $36,800, capital expenditures of $279,100 (excluding leased capital acquisitions) and payments under capital lease obligations of $149,200.



Cash and cash equivalents increased by $119,100 during fiscal 1997. The main reasons for the increase in cash were net earnings of $39,200, depreciation of $182,500, non-cash expenses for the issuance of stock and options of $96,100, and an increase in accounts payable of $358,900 which were partially offset by capital expenditures of $117,300, payments under capital lease obligations of $116,500, and an increase in accounts receivable $326,300.

The company currently has $2,610,800 in net operating loss carry-forwards for U.S. tax purposes, of which $354,900 will expire in 1999 and the balance in 2007 through 2010. See note 8 to the Consolidated Financial Statements for additional details. Wiltek (U.K.) Ltd. has a tax loss carry-forward of $711,400.

Capital expenditures in fiscal 1998 were $486,300. Purchases included computer equipment for $320,700, leased equipment for $164,600, and furniture and fixtures for $1,000.

Capital expenditures in fiscal 1997 were $274,100. Purchases included computer equipment for $98,300, leased equipment for $150,700, and furniture and fixtures, leasehold improvements, and lab equipment for $25,100.

Anticipated capital expenditures in 1999 will be approximately $370,000.
We expect that available cash resources, cash flow from operations and bank credit lines will meet these capital requirements.

The company entered into capital lease obligations totaling $164,600 and $150,700 for the years ending October 31, 1998 and 1997, respectively. The capital leases were primarily for new computer equipment.


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


                                  PART III


Item 9.  Directors and Executive Officers of the Registrant


(a)  Identification of directors

Information with respect to the directors is contained in the company's proxy statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference pursuant to General Instruction G (3).



(b)  Identification of executive officers

The names, ages and positions of all executive officers of the company are listed below along with a brief description of their business experience. All officers are appointed by the Board annually to serve for the ensuing year.

Name                      Age         Positions and Offices*
David S. Teitelman         42         Director, President & CEO

David P. Holst-Grubbe      41         Vice President

Kevin P. Carathanasis      30         Vice President

*William P. Bunce held the position of Vice President until September 30, 1998, after which, by mutual agreement, he entered into a transition period, following which, he will pursue other activities.

Mr. Teitelman came to the company in 1982 and served in a variety of positions including software engineering, operations and systems engineering. He became Director of Marketing and Systems Engineering in 1994. On April 1, 1995 he was selected to become President and CEO of the company. He was appointed to Wiltek's Board of Directors in 1997.

Mr. Holst-Grubbe joined Wiltek in 1996 and was selected as Vice President, Sales in January 1997. In 1998 he also assumed the Company's Marketing responsibilities. Mr. Holst-Grubbe previously served in a variety of sales, marketing and engineering capacities in the communications services, systems and systems integration fields over the last 20 years at Control Data, USSprint and General Datacom. He holds a bachelor's degree from Shepherd College in West Virginia.

Mr. Carathanasis joined Wiltek in 1996 as director of Messaging Services, he is responsible for overall development of messaging services strategy, revenue attainment, and messaging services management. In January 1997, he was selected to become Vice President, Messaging Services. He holds a Bachelor of Science degree in computer science from Eckerd College in St. Petersburg, FL. Prior to joining Wiltek, Kevin Carathanasis was employed by IBM where he held various positions in electronic messaging, participating in the development, launch, marketing, and support of electronic messaging services.


Item 10.  Management Remuneration and Transactions


The information required by this item is contained in the company's proxy statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference pursuant to General Instruction G (3).







Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is contained in the company's proxy statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference pursuant to General Instruction G (3).

Item 12.  Certain Relationships and Related Transactions

Not applicable.

                                   PART IV


Item 13.  Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

      (1)  Financial Statements

            The consolidated financial statements filed as part of this report are as listed in the Index to Financial Statements on page 17, which immediately precede such statements.

      (2)  Exhibits

            A list of the exhibits required by Item 601 of Regulation S-K filed as part of this report is set forth in the Index to Exhibits on page 34, which immediately precedes such exhibits and is incorporated herein by reference.


(b)  Reports on Form 8-K

       There was no information requiring a filing on form 8-K during the twelve months ended October 31, 1998.


                                 Signatures

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WILTEK, INC.

                                     By:

                      _____________________________________
                       David S. Teitelman, President & CEO

                      _____________________________________
                    Walter R. Keisch, Chief Financial Officer


Date:  December 29, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



___________________________________                Date: December 29, 1998

Jay W. Fitzpatrick
Chairman



___________________________________                Date: December 29, 1998

David S. Teitelman
Director, President and Chief Executive Officer



___________________________________                Date: December 29, 1998

Boris Frenkiel
Director and Secretary



___________________________________                Date: December 29, 1998

F. Spencer Pooley
Director



___________________________________                Date: December 29, 1998

Graeme MacLetchie
Director



___________________________________                Date: December 29, 1998

David Holst-Grubbe
Vice President, Sales and Marketing



___________________________________                Date: December 29, 1998

Kevin Carathanasis
Vice President, Messaging Services




                                Wiltek, Inc.
                       Index to Financial Statements


New York, New YDecember 11, 1998ork


                                 Wiltek, Inc.
                          Consolidated Balance Sheet






   Cash and cash equivalents                                  $    667,900
   Accounts receivable, less allowance for
    doubtful accounts - $35,000                                  1,073,600
   Other current assets                                            106,400

       Total current assets                                      1,847,900

Equipment, net                                                     897,200

       Total assets                                            $ 2,745,100

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

   Obligation under capital leases, current portion           $    134,700
   Accounts payable and accrued expenses                           945,300
   Deferred income                                                 121,800

       Total current liabilities                                 1,201,800

Long term liabilities

   Obligation under capital leases, less current portion            92,400

Commitments and contingencies

Shareholders' equity

   Preferred stock, 1,000,000 shares authorized and unissued
   Common stock, stated value $.33-1/3 per share,
    common shares authorized 9,000,000,
    shares issued 4,884,693                                      1,628,200

   Paid-in capital                                               5,591,800
   Accumulated deficit                                          (4,552,700)
   Less treasury stock at cost, 992,565 shares                  (1,216,400)

       Total shareholders' equity                                1,450,900

       Total liabilities and shareholders' equity              $ 2,745,100


        See accompanying notes to consolidated financial statements.

                                 Wiltek, Inc.
                     Consolidated Statements of Operations



                                                    Year Ended October 31,
                                                    1998             1997
Net Revenues
   Messaging services                            $4,480,100       $4,660,100
   Consulting services                            3,104,200        1,376,600
       Total net revenues                         7,584,300        6,036,700



Costs and Expenses
   Cost of messaging services                     2,428,700        2,230,100
   Cost of consulting services                    2,208,000        1,149,400
   Sales expenses                                 1,031,200        1,126,500
   General and administrative expenses            1,068,800          941,000
   Research and development                         491,900          519,400
   Interest expense                                  48,300           31,100

                                                  7,276,900        5,997,500


Net Earnings                                        307,400     $     39,200


Earnings Per Common Share:
   Basic                                               $.08             $.01
   Diluted                                             $.07             $.01

Number of Shares used in per share calculation:
   Basic                                          3,838,083        3,684,205
   Diluted                                        4,140,364        4,000,135


See accompanying notes to consolidated financial statements.


















                                 Wiltek, Inc.
                     Consolidated Statements of Cash Flows



                                                    Year Ended October 31,
                                                    1998             1997
Cash flows from operating activities:
   Net earnings                                  $ 307,400         $ 39,200
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                 217,400          182,500
     Issuance of treasury stock as bonus            37,300           78,600
     Issuance of non-employee stock option                           17,500
     Decrease (increase) in accounts
       receivable and other current assets          32,200         (326,300)
     (Decrease) increase in accounts
       payable and accrued expenses                (36,800)         358,900

            Total adjustments                      250,100          311,200

Net cash provided by operating activities          557,500          350,400

Cash flows from investing activities:
   Capital expenditures                           (279,100)        (117,300)

Net cash used in investing activities             (279,100)        (117,300)

Cash flow from financing activities:
   Proceeds from exercise of stock options          12,000            2,500
   Payments under capital lease obligations       (149,200)        (116,500)

Net cash used in financing activities             (137,200)        (114,000)

   Net increase in cash and cash equivalents       141,200          119,100

   Cash and cash equivalents at
    beginning of year                              526,700          407,600

Cash and cash equivalents at end of year         $ 667,900        $ 526,700


Supplemental disclosures of cash flow information:
   Cash paid during the year for income taxes  $     5,000      $     3,200

   Interest expense                             $   55,600       $   39,300

Non-cash investing and financing activities:
   Capital expenditures in accounts payable     $   57,300       $   14,700
   Capital lease obligations incurred
    for fixed asset acquisitions                 $ 164,600        $ 150,700


        See accompanying notes to consolidated financial statements.


                                 Wiltek, Inc.
                 Notes to Consolidated Financial Statements


Note 1 - Accounting Policies and Practices

General: The Company operates exclusively in the messaging and integration services industry segment with two lines of business, 1) the design and management of data communication networks and services and 2) consulting/ system integration services related primarily to implementation, directory integration and development of Microsoft(r) Networking, Microsoft Exchange(r) and related Microsoft BackOffice(r) products. These services are principally performed in the United States.

During the fiscal year ended October 31, 1998, two customers accounted for more than 10% of the Company's total revenues. These customers were General Electric and Sea-Land Services, Inc. with 11.6% and 10.1%, respectively. General Electric's accounts receivable balance exceeded 10% of the outstanding accounts receivable with 13.7%.

During the fiscal year ended October 31, 1997, Sea-Land Services, Inc accounted for more than 10% of the Company's total revenues with 15.4%. Three customers' accounts receivable balances exceeded 10% of the outstanding accounts receivable. These customers in aggregate amounted to 44.1% of the accounts receivable balance.

The Company began foreign operations in 1983 when it established its computer center in London, England. During fiscal year 1998, the U.K. operation's total revenues were $923,900 with a net loss of $116,300. Included in the above were $253,500 in U.S. management costs allocated to U.K. operations and inter-company net interest expense charged to Wiltek (U.K.) Ltd. for $41,900. Identifiable total assets amounted to $424,600. The U.S. dollar is the functional currency of the U.K. operation.

During fiscal year 1997, the U.K. operation's total revenues were $1,015,800 with net earnings of $65,500. Included in the above were $201,800 in U.S. management costs allocated to U.K. operations and inter-company net interest expense charged to Wiltek (U.K.) Ltd. in the amount of $40,400.
Identifiable total assets were $409,100.

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Wiltek (U.K.) Ltd. All significant inter-company transactions have been eliminated in consolidation.

Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid instruments including money market funds and certificates of deposit with original maturities of three months or less to be cash equivalents. The Company currently has on deposit in the U.S. approximately $36,900, which is subject to concentration of credit risk as it is not insured. Funds on deposit in the U.K. in the amount of $150,600 are not insured.





Revenue Recognition: Customers are invoiced at the beginning of the month for fixed rate services and at the end of the month for usage sensitive services. Consulting services are primarily on a time and material basis and are invoiced mid-month and at month-end. Revenue is recognized when services are performed.

In accordance with the terms of contracts with some of its customers, the Company pays the common carrier communication costs incurred by the customers. The Company is reimbursed by the customers for these costs. The reimbursement is reflected as a reduction of expenses in the Company's consolidated statement of operations and is not included in revenues. Amounts billed to the Company and subsequently re-billed to the customers during the fiscal years ended October 31, 1998 and 1997 were $624,400 and $738,400, respectively.


Equipment: Equipment is carried at cost. Major renewals and betterments are charged to the equipment accounts, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets, are expensed currently. The Company follows the policy of providing for depreciation of equipment over the estimated useful lives: computer equipment - 5 years; furniture and fixtures - 8 to 10 years; automobiles - 4 years, leasehold improvements over the remaining life of the lease. Fixed assets under capital lease obligations are depreciated over five years.
When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are eliminated from the accounts and the resulting profit or loss is credited or charged to income.

Research and Development: The Company's research and development activities are directed toward enhancing existing services and creating new services to meet customers' data communication needs. During fiscal years 1998 and 1997, Wiltek spent $491,900 and $519,400, respectively, on research and software development.

Taxes: The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

Earnings Per Share: The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which is effective for financial statements issued after December 15, 1997. The new standard eliminates primary and full diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic EPS is based on the weighted-average shares outstanding during the applicable period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. 1997 Earnings per Share have been restated to conform to the provisions of SFAS 128. The effect of adopting this new standard does not have a material impact on the disclosure of earnings per share in the financial statements.

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

The valuation allowance for the deferred tax asset (see note 8) is based on an estimate, which is particularly sensitive to change in the near term. It is possible that changes in this estimate will occur and the effect of such change may be significant to the financial statements of the Company.

Advertising and Promotion Costs: Advertising and promotion costs are expensed when incurred. These costs were $106,000 in 1998 and $144,600 in 1997.

Fair Value of Financial Instruments: Based on borrowing rates currently available to the Company for capital leases with similar terms and maturities, the fair value of the Company's capital leases approximates the carrying value. The carrying values of all other financial instruments potentially subject to valuation risk, principally cash, accounts receivable and accounts payable, also approximate fair value because of their short-term maturities.

Impairment of Long-lived Assets: Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS No. 121") establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company will evaluate the carrying value of equipment in relation to the operating performance and future undiscounted cash flows of the underlying business. SFAS No. 121 requires analysis of each item on an individual asset-by-asset basis, where applicable. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. Generally, fair value represents the expected future cash flows from the use of the asset or group of assets; discounted at an interest rate commensurate with the risks involved.

Accounting for Stock-Based Compensation: In 1996, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The statement defines a fair value based method of accounting for an employee stock option. Companies may, however, elect to adopt this new accounting rule through a pro forma disclosure option, while continuing to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the disclosure option, companies must make pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting described below had been applied.

Under the new fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date, over the amount an employee must pay to acquire the stock.

The adoption of this Statement was required, either through adoption or disclosure in 1997. The Company decided to follow the accounting prescribed by APB Opinion No. 25.



Employee Benefit Plan: The Company has established a 401(k) defined contribution plan covering substantially all eligible employees. An eligible employee may elect to reduce his taxable compensation and have the amount of any such reduction contributed to the Plan on the employee's behalf. The Company may also make a discretionary matching contribution to the Plan. During the fiscal years ended 1998 and 1997, the Company's matched contribution was 15%.

An eligible employee may elect to reduce his taxable compensation by 15% (but not more than $10,000 per year or such greater amount as may be set by the Internal Revenue Service). The amount of the reduction is called elective deferral. The Company will then contribute the elective deferral to the Plan on the employee's behalf. The Company's contributions to the plan for the years ended October 31, 1998 and 1997, were $34,700 and $21,600, respectively.

New Accounting Pronouncements: The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information" and Statement of Financial Accounting Standards
No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities".

SFAS 130 governs the reporting and display of comprehensive income and its components, while SFAS 131 requires that all businesses report financial and descriptive information about their reportable operating segments. Both statements are applicable to fiscal years beginning after December 15, 1997. SFAS 133 requires all businesses to measure derivative financial instruments at fair value and record them as assets or liabilities in the statement of financial position and to reflect changes in fair value as gains or losses. SFAS 133 is applicable to fiscal years beginning after June 15, 1999.

The impact of adopting SFAS No. 130 and SFAS No. 133 is not expected to be material to the consolidated financial statements or notes to the consolidated financial statements. Management is currently evaluating the effect of SFAS 131 on consolidated financial statement disclosures.

Note 2 - Equipment
                                                                     October 31,
                                                                 1998
Computer equipment                                           $ 1,012,000
Capital leases                                                   633,200
Other equipment                                                   47,700
Furniture and fixtures                                            21,800
Leasehold improvements                                           360,700
                                                               2,075,400
Less:  accumulated depreciation
        and amortization                                       1,178,200

           Equipment, net                                    $   897,200





Note 3 - Accounts Payable and Accrued Expenses
                                                              October 31,
                                                                 1998
Accounts payable                                             $   533,200
Accrued compensation                                             299,400
Other accrued expenses                                           112,700

           Total accounts payable and
            accrued expenses                                 $   945,300

Note 4 - Obligation under Capital Leases

During the fiscal years ended October 31, 1998 and 1997, the Company entered into various capital lease agreements for new computer equipment totaling $164,600 and $150,700, respectively. The lease terms vary from 36 to 39 months, with interest rates between 11.13% and 35.08%.

Accumulated depreciation for capitalized lease equipment amounted to $299,700 and $256,200 for the fiscal years ended 1998 and 1997, respectively.

The related future lease minimum payments as of October 31, 1998 are as follows:

Year Ending October 31
                                  Capital Leases
1999                                                       $175,400
2000                                                        101,400
2001                                                         15,400
Net minimum lease payment                                   292,200
Amount representing interest                                 65,100

Obligation under capital leases                            $227,100




Note 5 - Changes in Shareholders' Equity

Set forth below is a summary of changes in shareholders' equity for the two years ended October 31, 1998:

    Common                                              Treasury Stock
    Shares     Common      Paid-In    Accumulated
    Issued      Stock      Capital      Deficit        Cost       Shares
Balance at
 10/31/96
     4,826,693  $1,608,900  $5,650,600  $(4,899,300)  $(1,403,900)  1,146,235

Issuance of
 treasury
 stock as bonus             (56,300)                   134,900    (110,598)

Issuance of
 non-employee
 stock option                17,500

Exercise
 of stock
 options
     10,000       3,300     (   800)

Net Earnings                              39,200


Balance at
 10/31/97
    4,836,693   1,612,200   5,611,000   (4,860,100)   (1,269,000)   1,035,637

Issuance of

 treasury
 stock as bonus           (  15,200)                    52,600      (43,072)

Exercise
 of Stock
 options
     48,000      16,000   (   4,000)

Net Earnings                             307,400

Balance at
 10/31/98
    4,884,693  $1,628,200  $5,591,800  $(4,552,700)  $(1,216,400)     992,565


During the fiscal year ended October 31, 1998, 43,072 shares of common stock held as treasury stock with a market value of $37,400 were awarded to four of the officers. During the fiscal year ended October 31, 1997, 5,108 shares of common stock held as treasury stock with a market value of $3,400 were awarded to one of the officers.


Note 6 - Stock Options

The maximum number of shares, which may have been awarded under the 1983 and 1988 stock option plans to employees, was 500,000 and 400,000, respectively. No shares are available for future grants under these plans, at October 31, 1998.

The 1994 stock option plans for employees (750,000 shares) and non-employees (100,000 shares) were approved. An aggregate of 850,000 shares was authorized under this plan.

At October 31, 1998, 72,000 and 30,000 shares are available for future grants to employees and non-employees, respectively.

None of the above option prices were less then fair market value at the date of grant. The options are exercisable beginning at the date of grant. The maximum term of the grant is ten years. The following table summarizes the options granted under the plan for the two years ended October 31, 1998:
EMPLOYEES:

                                           Weighted Average
                             Shares         Exercise Price
Outstanding at 11/1/96      706,300             $.54
 Granted                    125,000             $.42
 Exercised                 ( 10,000)            $.25
 Expired                   (112,000)            $.52

Outstanding at 10/31/97     709,300             $.53
 Granted                    195,000             $.81
 Exercised                (  48,000)            $.25
 Expired                   (238,000)           $1.38

Outstanding at 10/31/98     618,300             $.48

Non-Employees
                                           Weighted Average
                             Shares         Exercise Price

Outstanding at 11/1/96       35,000             $.25
Granted                      35,000             $.56
Outstanding at 10/31/97      70,000             $.41

Outstanding at 10/31/98      70,000             $.41

The Company recorded compensation expense of $17,500 for options granted to non-employees in the year ended October 31, 1997.









The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and, accordingly, no compensation cost has been recognized for the employee stock option plan. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards, net earnings and earnings per share would have been reduced as follows:

                                                    1998          1997
      Net Earnings
      As reported                                  $ 307,400   $  39,200
      Pro forma                                    $ 194,800   $ (10,800)

      Earnings Per Share
      As reported
       Basic                                        $ .08        $  .01
       Diluted                                      $ .07        $  .01
      Pro forma
       Basic                                        $ .05        $  .00
       Diluted                                      $ .05        $ (.01)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation relating to grants before 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 100% in 1998 and 200% in 1997, weighted average risk free rate of 5.9% in 1998 and 6.8% in 1997 and weighted average expected life of 8 years in 1998 and 1997. The weighted average grant date fair value of options granted during 1998 and 1997 was $0.68 and $0.56, respectively.

The following table summarizes information about the stock options at October 31, 1998.


                 Options Outstanding                    Options Exercisable

 Range       Number   Weighted Average     Weighted     Number      Weighted
  of      Outstanding    Remaining          Average   Exercisable    Average
Exercise      at        Contractual        Exercise       at        Exercise
 Prices    10/31/98        Life              Price     10/31/98       Price
$0 to $.25    371,800      6.47             $  .25      371,800     $  .25
$.50 to $.56   75,000      8.08             $  .54       75,000     $  .54
$.81 to $1.28 165,000      8.89             $  .87      165,000     $  .87
$2.94           6,500      1.60              $2.94        6,500      $2.94
              618,300      7.26             $  .48      618,300     $  .48






Note 7 - Earnings Per Share

For the periods presented in the Consolidated Statement of Operations, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options. The following table shows the reconciliation of Basic and Diluted EPS computations:


                                               Twelve Months Ended
                                                October 31, 1998

                                       Earnings       Shares       Per Share
Basic EPS
Earnings                              $ 307,400    3,838,083         $.08


Diluted Effect of Securities:
Stock Options                                        302,281         (.01)


Diluted EPS
Earnings plus assumed conversions     $ 307,400    4,140,364        $ .07


                                               Twelve Months Ended
                                                October 31, 1997


                                       Earnings       Shares       Per Share
Basic EPS
Earnings                               $ 39,200    3,684,205        $ .01


Diluted Effect of Securities:
Stock Options                                        315,930          .00


Diluted EPS
Earnings plus assumed conversions      $ 39,200    4,000,135        $ .01

Excluded in the 1998 computation of Diluted EPS were options to purchase 171,500 shares of common stock at prices ranging from $0.81 to $2.94 because the options' exercise price was greater than the average market price of the common shares. These options, which expire March 21, 1999 to December 15, 2007, included 160,000 of options issued during the twelve months ended October 31, 1998. Excluded in the 1997 computation of Diluted EPS were options to purchase 208,000 shares of common stock at prices ranging from $0.81 to $2.94 because the options' exercise price was greater than the average market price of the common shares. These options, which expire
June 7, 1998 to March 24, 2007, included 25,000 shares of options issued during the twelve months ended October 31, 1997.



Note 8 - Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. In accordance with
SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has established a valuation allowance to reduce its net deferred tax asset to zero at
October 31, 1998 because current evidence indicates that it is more likely than not that the deferred tax asset will not be realized.  The valuation reserve was reduced by $330,100 in the fiscal year ended 1998 as a result of
utilization and expiration of net operating loss carry-forwards.   The
Company accounts for the investment tax credit by the flow-through method.
In fiscal years ended 1998 and 1997, general and administrative expenses included tax expense of $5,000 and $3,800, respectively.  Significant components of the Company's deferred tax assets as of October 31, 1998 are as follows:
   Deferred tax assets:

      Net operating loss carry-forward                  $1,256,300
      Investment tax credit carry-forward                   36,700

      Deferred tax asset                                 1,293,000
        Less valuation allowance                         1,293,000

      Net deferred tax assets                           $        0

At October 31, 1998, the Company's U.S. operating loss carry-forwards for Federal tax purposes approximated $2,610,800 and $1,216,500 for state tax purposes. The Company's loss carry-forwards for Federal tax purposes were reduced by $591,500. The reduction was due to utilization of $302,300 of net loss carry-forwards in 1998, resulting in a tax benefit of $120,000, the expiration of $262,900 in loss carry-forwards and an adjustment by the IRS of $26,300. The Company's loss carry-forwards for State tax purposes were reduced by $307,000 resulting from the utilization of net loss carry-forwards in 1998. The Federal loss carry-forward for alternative minimum tax purposes was $2,600,000. The Company's U.K. operating loss carry-forwards are approximately $711,400 for tax purposes as of October 31, 1998. The expected Federal Statutory rate is 34%. This has been reduced by the use of net operating loss carry-forwards by 34%.

The Internal Revenue Service has completed its examination of Federal income tax returns for fiscal years ended 1995, 1996 and 1997 which resulted in an adjustment to decrease net operating loss carry-forwards by $169,700.


At October 31, 1998, investment tax credits approximating $36,700 are available to reduce future taxes on taxable income after the future tax benefits arising from existing operating loss carry-forwards have been realized. The U.S. tax loss carry-forwards and investment tax credit carry-forwards expire as follows:

                                       Tax Loss           Investment Tax
   Expiration                       Carry-forwards     Credit Carry-forwards
      1999                           $   354,900             $ 18,400
      2000                                                     14,400
      2001                                                      3,900
      2007                               404,400
      2008                               628,100
      2009                               474,800
      2010                               748,600
                                     $ 2,610,800             $ 36,700

The Tax Reform Act of 1986 enacted a complex set of rules (Internal Revenue Code Section 382) limiting the utilization of net operating loss carry-forwards to offset future taxable income following a corporate "ownership change." Generally, this occurs when there is a greater than 50% change in ownership.


Note 9 - Commitments and Contingent Liabilities

The Company entered into a loan and security agreement with People's Bank in June 1998, whereby, People's will make available a line of credit equal to $750,000 for working capital needs plus an additional term loan up to $100,000 for purchases of capital equipment.

The working capital loan requires that interest be paid monthly on outstanding advances during the term of the loan at one quarter percent above prime and a fee on the unused portion of the loan will be payable quarterly at one quarter percent. The working capital facility will expire on July 1, 1999. At October 31, 1998, there were no advances outstanding against the working capital facility.

Interest on advances under the term loan are payable monthly in arrears at one half percent above prime and the total of such advances outstanding at December 31, 1998, will be converted to a term loan. Thereafter, the term of the loan shall be thirty months payable in equal monthly principal payments of one thirtieth of the outstanding balance at December 31, 1998, plus interest shall be due and payable monthly commencing January 31, 1999, at one half percent above prime on the outstanding principal balance. At October 31, 1998 there were no advances outstanding against the term loan.

The security agreement provides that the loans be collateralized by the Company's existing and future assets. Covenants under the loan and security agreement provide that the Company's current ratio cannot be lower than 1.2, tangible net worth be at least $1,000,000 and the Company must achieve $100,000 net earnings for each six-month period on a rolling quarterly basis.








Annual employment agreements are in effect with three officers of the Company which call for a base compensation to be mutually agreed upon at renewal and upon failure to reach agreement will terminate, with the officer, in certain circumstances, being entitled to a severance payment in an amount equal to one-quarter to one-half of their then current annual base compensation. The minimum aggregate payoffs under such contracts approximate $141,500.

Total rental expenses for office space, equipment and automobiles included in the results of operations for fiscal years ended October 31, 1998 and 1997, were $290,700 and $311,500 respectively. Minimum rental commitments under non-cancelable operating leases covering space and equipment are as follows:


                 Fiscal Year                Rental Commitments
                    1999                        $ 240,400
                    2000                          116,000
                    2001                           90,600
                    2002                           90,600
                    2003                           90,600
                    2004                           22,600
                                                $ 650,800






                                 WILTEK, INC.

                              Index to Exhibits







                                                             Sequential Page
       Exhibit No.          Description                           Number

          22                Subsidiary                             35



          24                Consent of Independent Certified
                            Public Accountants                     36

