Form 10KSB/A
period 1998-10-31
WILTEK INC
filed 1999-03-01
CIK 107559

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-KSB/A-1

(Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the fiscal year ended October 31, 1998

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                        For the transition period from       to
                                                       ------  ------

                          Commission file number 0-2401
                                                 -----------

                                  WILTEK, INC.
          -----------------------------------------------------------
                 (Name of small business issuer in its charter)

          Connecticut                                    06-0625999
-------------------------------                   -----------------------------
(State or other jurisdiction of             I.R.S. Employer Identification No.)
incorporation or organization)


542 Westport Ave., Norwalk, CT             06851
--------------------------------------------------
(Address of principal executive offices) (Zip Code)

Issuer's telephone number   (203) 853-7400

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered

      None                                             None
------------------                   -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
                        -------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   -

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]The issuer's revenue for its most recent fiscal year was $7,584,300.

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 29, 1998 was:

                                   $1,491,890
                                   ----------

THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
YEARS.

As of December 29, 1998, there were 3,892,128 shares of Common Stock, No Par Value outstanding.

Documents Incorporated by Reference.  None.
-----------------------------------

                 Transitional Small Business Disclosure Format
                 ---------------------------------------------

                                  Yes            NO    X
                                       ----          ----

         This amendment to the Annual Report on Form 10-KSB of Wiltek, Inc. (the "Company") for the fiscal year ended October 31, 1998 (the "Original Form 10-KSB) amends and modifies the Original Form 10-KSB as follows:

(1) The cover page is amended to indicate that no documents are incorporate by reference in the Original Form 10-KSB, as amended hereby.

(2) "Item 9(a), Identification of Directors" is amended to include such disclosure, rather than to incorporate such disclosure by reference to the Company's proxy statement for the upcoming Annual Meeting of Shareholders.

(3) "Item 10. Management Remuneration and Transactions" is amended to include such disclosure, rather than to incorporate such disclosure by reference to the Company's proxy statement for the upcoming Annual Meeting of Shareholders.

(4) "Item 11. Security Ownership of Certain Beneficial Owners and Management" is amended to include such disclosure, rather than to incorporate such disclosure by reference to the Company's proxy statement for the upcoming Annual Meeting of Shareholders.

(5) The Index to Exhibits is amended to correct certain typographical errors and to add certain Exhibits thereto, which Exhibits are filed herewith.

Item 9(a) Identification of Directors

The following sets forth the Directors of the Company,1 the present principal occupation, including position, if any, with the Corporation, of each Director, his age and his business experience during the past five years. This information based in part on information received from the respective Directors and in part from the records of the Corporation. Each Director serves until the next Annual Meeting of Shareholders and until his successor is duly elected or qualified:

         Graeme MacLetchie, 60, had been Senior Vice President of C. J. Lawrence Deutsche Bank Securities Corporation from 1970 to 1995, and presently he is a Vice President of BT Alex Brown, Inc., an investment securities company. He was appointed to Wiltek's Board of Directors in 1994.

         David S. Teitelman, 41, has served as President since 1995 and served as CEO of the Company from 1995 until February, 1999. He was appointed to Wiltek's Board of Directors in 1997.

         John C. Maxwell III, 40, serves as the Chairman of the Board and Chief Executive Officer of the Company. Mr. Maxwell is also the Managing Director of the New York based venture fund CECAP. From 1996 to 1997, he was the Vice President of Business Development and Market Research for the Advanced Technology and Corporate Development Group of Compaq Computer Corporation. Prior to joining Compaq Mr. Maxwell was Managing Director of the Research/Investment Banking Boutique at SoundView Financial Group where he served from 1990 to 1996. He also served as Vice President for Dillon Read & Co.,one of Wall Street's leading investment banking firms. Mr. Maxwell also serves on the board of directors of E-Certify, PCSat, and CompuCom Systems.

         Peter J. Boni, 53, is Chairman of the Board of SageMaker, Inc. From 1998 to 1999, he worked as an independent consultant. In 1993, Mr. Boni joined Bachman Information Systems where he served as President and CEO until 1998. In 1996, Bachman Information Systems merged with Cadre Technologies and changed its name to Cayenne Software. Cayenne Software was acquired by Sterling Software in 1998.


----------------
        1       As reported in the Company's Form 8-K filed February 12, 1999, on January 28, 1999, Commercial Electronics Capital Partnership, L.P. ("CECAP"), and a related entity, Commercial Electronics, L.L.C. (collectively, "Purchaser"), purchased (a) from Messrs. Jay Fitzpatrick, Boris Frenkel and F. Spencer Pooley (the "Selling Directors"), who had previously constituted a majority of the Board of Directors of the Company, an aggregate amount of 732,160 shares of the Company's common stock at a price of $0.85 per share, and
(b) from the Company, (i) 1,000,000 shares of a new series of the Company's preferred stock, convertible into common stock at any time at the option of the holder on the basis of 2.5 shares of common stock for each share of preferred stock (and mandatorily converted on such basis on January 28, 2002), and (ii) a warrant to purchase up to 1,500,000 shares of the Company's common stock for 18 months at a price of $1.00 per share, for an aggregate cash consideration paid to the Company of $3,000,000. Simultaneously with such purchases, each of the Selling Directors resigned from the Company's Board of Directors and the Purchaser's three designees, Messrs. Peter Boni, John Maxwell and Richard Rankin, were elected to fill the newly-created vacancies on the Company's Board of Directors. Mr. Rankin has since resigned from the Board of Directors of the Company in compliance with certain policies of his employer, Morgan Stanley.

Item 10.  Management Remuneration and Transactions


Executive Compensation

The following table sets forth for the fiscal years ended October 31, 1998, 1997 and 1996, certain information regarding the total remuneration paid or accrued to the Company's chief executive officer and its three other executive officers.

Summary Compensation Table

                                                                                               Long Term
                                                      Annual Compensation                    Compensation
                                        ------------------------------------------------ ---------------------
                                                                           All Other       Shares of Common
                                                                             Annual        Stock Underlying
          Name and                                                        Compensation        Options (#)
     Principal Position         Year      Salary ($)      Bonus ($)           (1)                 (2)
----------------------------- --------- -------------- ---------------- ---------------- ---------------------
David S. Teitelman,             1998    160,000        40,982           1,663            50,000 (3)
President & CEO

                                1997    118,333        34,200 (6)       3,853            -
                                1996    108,603        23,320 (7)       460              -
William P. Bunce (12)           1998    106,667        15,480           -                25,000 (3)
Vice President, Marketing

                                1997    110,052        25,501 (8)       -                -
                                1996    72,031         18,811           -                -
Kevin P. Carathanasis,          1998    106,667        20,491           -                25,000 (3)
Vice President, Messaging
Services
                                1997    85,625         20,650 (9)       -                -
                                1996    44,000         -                -                50,000 (4)
David P. Holst-Grubbe,          1998    115,000        32,412           733              25,000 (3)
Vice President, Sales
                                1997    85,487         70,098 (10)      -                50,000 (5)
                                1996    14,296         19,186 (11)      -                -

-------------------------

(1)  Represents compensation related to personal use of corporate vehicles.
(2) All options expire on the earlier of the expiration date or 60 days from the termination of employment with the Company
(3) Represents options currently exercisable at a price of $0.87 per share. Options expire December 30, 2007. Mr. Bunce's options expire on April 1, 1999, as he ceased to be an employee of the Company effective January 31, 1999.
(4) Represents options currently exercisable at a price of $0.56 per share. Options expire June 17, 2006.
(5) Represents options currently exercisable at a price of $0.25 per share. Options expire December 20, 2006.
(6) Includes $15,000 representing the fair market value of stock accrued in fiscal 1997 and granted in fiscal 1998 to Mr. Teitelman.
(7) Includes $13,320 representing the fair market value of stock accrued in fiscal 1996 and granted in fiscal 1997 to Mr. Teitelman.
(8) Includes $10,325 representing the fair market value of stock accrued in fiscal 1997 and granted in fiscal 1998 to Mr. Bunce.
(9) Includes $10,325 representing the fair market value of stock accrued in fiscal 1997 and granted in fiscal 1998 to Mr. Carathanasis.
(10) Includes $1,823 representing the fair market value of stock accrued in fiscal 1997 and granted in fiscal 1998 to Mr. Holst-Grubbe.

(11) Includes $3,436 representing the fair market value of stock accrued in fiscal 1996 and granted in fiscal 1997 to Mr. Holst-Grubbe.

(12) Mr. Bunce ceased to be an officer of the Company effective September 30, 1998 and left the Company on January 31, 1999.

        There are in effect employment agreements with Messrs. Teitelman, Carathanasis, Holst-Grubbe and Walter R. Keisch, the Company's Chief Financial Officer and an executive officer of the Company effective January 1, 1999 providing for employment for one year from Janaury 1, 1998, at an annual base compensation of $168,000 for Mr. Teitelman, $120,000 for Mr. Holst-Grubbe, $120,000 for Mr. Keisch and $110,000 for Mr. Carathanasis. These agreements are terminable, but except for certain circumstances, upon such termination the officer will be entitled to severance payments equal to one-half of, to one and one-half times their last pertaining annual base compensation rate. The employment agreements do not preclude the payment of bonuses in addition to the specified base compensation.


                                        Option Grants in Last Fiscal Year

                                                                  Individual Grants
                                   -------------------------------------------------------------------------------
               (a)                           (b)                 (c)              (d)                (e)
                                          Number of           % of Total
                                          Shares of            Options          Exercis
                                        Common Stock          Granted to        e Price          Expiration
                                        Underlying           Employees         ($/Share             Date
  Name                               Options Granted        in Fiscal
                                           (#) (2)               Year
                                   ----------------------------------------- ------------- -----------------------
David S. Teitelman                         50,000               25.6%            $0.87          December 30,
                                                                                                    2007
William P. Bunce (1)                       25,000               12.8%            $0.87          December 30,
                                                                                                    2007
Kevin Carathanasis                         25,000               12.8%            $0.87          December 30,
                                                                                                    2007
David P. Holst-Grubbe                      25,000               12.8%            $0.87          December 30,
                                                                                                    2007

(1) Mr. Bunce ceased to be an officer of the Corporation effective September 30, 1998.
(2) Options were issued on December 30, 1997 and are fully exercisable on December 30, 1998.


                              Aggregated Option Exercises in Last
                             Fiscal Year and FY-End Option Values
                                                                                   Value of Unexercised
                                                                                       In-the Money
                                         Number of Shares of Common Stock          Options at FY-End
Name                             Underlying Unexercised Options at FY-End (#)          ($) (1) (2)
----                             ------------------------------------------------  --------------------
                                           Exercisable / Unexercisable
                                 ------------------------------------------------
David S. Teitelman               101,000 Options Exercisable/                      $15,630
                                 50,000 Options Unexercisable

William P. Bunce (3)              0 Options Exercisable/                           -
                                 25,000 Options Unexercisable

Kevin P. Carathanasis            50,000 Options Exercisable/                       -
                                 25,000 Options Unexercisable

David P. Holst-Grubbe            50,000 Options Exercisable/                       $7,815
                                 25,000 Options Unexercisable

(1)  Based on last trade price as of October 31, 1998, being $0.41
(2)  All In-the Money options were fully exercisable at fiscal year-end.
(3) Mr.Bunce ceased to be an officer of the Corporation effective September 30, 1998.

                            -----------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 28, 1999, the shares of Common Stock beneficially owned by (a) each person who is known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock (based on information furnished to the Company on behalf of such persons or otherwise known to the Company), (b) each director of the Company, (c) each of the executive officers of the Company named in the Executive Compensation Section, and (d) all executive officers and directors as group.

                                 Common Stock
                                 ------------

------------------------------------------------------------------------------------------------------------------
           Name and Address of                                  Amount and Nature of                    % of
            Beneficial Owner                                    Beneficial Ownership                   Class(1)
------------------------------------------------------------------------------------------------------------------
Commercial Electronics Capital Partnership, L.P.                               1,183,040(2)(3)             23.8%
c/o Commercial Electronics, L.L.C.
375 Park Avenue, Suite 1604
New York, New York 10152
------------------------------------------------------------------------------------------------------------------
Electronics Investments, L.L.C.                                                   1,183,040(4)             23.8%
c/o Commercial Electronics, L.L.C.
375 Park Avenue, Suite 1604
New York, New York 10152
------------------------------------------------------------------------------------------------------------------
Commercial Electronics, L.L.C.                                                 3,549,120(2)(5)             51.0%
375 Park Avenue, Suite 1604
New York, New York 10152
------------------------------------------------------------------------------------------------------------------
Michael P. Schulhof                                                               4,732,160(6)             59.4%
c/o Commercial Electronics, L.L.C.
375 Park Avenue, Suite 1604
New York, New York 10152
------------------------------------------------------------------------------------------------------------------
John C. Maxwell III                                                                       0(7)                 *
c/o Wiltek, Inc.
542 Westport Avenue
Norwalk, Connecticut 06851
------------------------------------------------------------------------------------------------------------------
Peter J. Boni                                                                             0(7)                 *
138 Marlborough Street
Boston, MA 02116
------------------------------------------------------------------------------------------------------------------
Graeme MacLetchie                                                                338,439(7)(8)              8.5%
1 Dunham Place
Irvington, New York 10533

------------------------------------------------------------------------------------------------------------
David S. Teitelman                                                     258,341(7)(9)(10)              6.3%
14 Clinton Street
Fairfield, Connecticut 06430
------------------------------------------------------------------------------------------------------------
David Holst-Grubbe                                                      91,513  (16)
38 Suncrest Court                                                                                     2.3%
Torrington, CT 06790
------------------------------------------------------------------------------------------------------------
William P. Bunce                                                         124,628 (9)(13)(14)
389 Washington Avenue                                                                                 3.1%
Glencoe, IL 60022
------------------------------------------------------------------------------------------------------------
Kevin P. Carathanasis                                                    101,868 (9)(15)
8515 Manassas Road                                                                                    2.5%
Tampa, FL 60022
------------------------------------------------------------------------------------------------------------
All executive officers and directors as a group (8                                                   21.3%
persons)
------------------------------------------------------------------------------------------------------------

                  Senior Convertible Series A Preferred Stock

--------------------------------------------------------------------------------------------------
Commercial Electronics Capital Partnership, L.P.             250,000(2)                25.0%
c/o Commercial Electronics, L.L.C.
375 Park Avenue, Suite 1604
New York, New York 10152
--------------------------------------------------------------------------------------------------
Electronics Investment, L.L.C.                               250,000(11)               25.0%
c/o Commercial Electronics, L.L.C.
375 Park Avenue, Suite 1604
New York, New York 10152
--------------------------------------------------------------------------------------------------
Commercial Electronics, L.L.C.                               750,000(2)                75.0%
375 Park Avenue, Suite 1604
New York, New York 10152
--------------------------------------------------------------------------------------------------
Michael P. Schulhof                                          1,000,000(12)             100.0%
c/o Commercial Electronics, L.L.C.
375 Park Avenue, Suite 1604
New York, New York 10152
--------------------------------------------------------------------------------------------------

*        Less than one percent.

(1) In each case where shares of Common Stock subject to warrants, options or preferred shares are included as being beneficially owned by an individual or entity, the percentage of such shares owned by such individual or entity is calculated as if all such warrants, options or preferred shares have been exercised or converted prior to such calculation.

(2)      Directly owned by such entity.

(3) Comprised of 183,040 shares of Common Stock, 375,000 shares of Common Stock acquirable upon the exercise of warrants at a price of $1.00 per share and 625,000 shares of Common Stock acquirable upon the conversion of preferred stock.

(4) Comprised of the shares of Common Stock beneficially owned by Commercial Electronics Capital Partnership, L.P. ("CECAP"). Electronics Investment, L.L.C. ("EI") is the general partner of CECAP.

(5) Comprised of 549,120 shares of Common Stock, 1,125,000 shares of Common Stock acquirable upon the exercise of warrants at a price of $1.00 per share and 1,875,000 shares of Common Stock acquirable upon the conversion of preferred stock.

(6) Comprised of the shares of Common Stock directly owned by CECAP and Commercial Electronics, L.L.C. ("CE"). Mr. Schulhof is the manager of both EI and CE (as well as an investor therein).

(7)      A director of the Company.

(8) Mr. MacLetchie disclaims beneficial ownership of 5,000 of such shares which are owned by his wife.

(9)      An executive officer of the Company.

(10) Includes 151,000 shares of Common Stock acquirable upon the exercise of stock options at a price of $0.87 per share.

(11)     Comprised of shares of preferred stock directly owned by CECAP.

(12)     Comprised of shares of preferred stock directly owned by CECAP and CE.

(13) Mr. Bunce ceased being an officer of the Company effective September 30, 1998, and left the Company's employ on January 31, 1999.

(14) Comprised of 99,268 shares of Common Stock and 25,000 shares of Common Stock acquirable upon the exercise of options of a price of $0.87 per share.

(15) Comprised of 26,868 shares of Common Stock, 25,000 shares of Common Stock acquirable upon the exercise of options at a price of $0.87 per share and 50,000 shares of Common Stock acquirable upon the exercise of options at a price of $0.56 per share.

(16) Comprised of 16,513 shares of Common Stock, 25,000 shares of Common Stock acquirable upon the exercise of options at a price of $0.87 per share and 50,000 shares of Common Stock acquirable upon the exercise of options at a price of $0.25 per share.

                              Changes in Control
                              ------------------

         Pursuant to the Securities Purchase Agreement, dated January 28, 1999, among the Company, CECAP and CE (the "Securities Purchase Agreement"), the Company caused Messrs. Peter Boni, John Maxwell and Richard Rankin, individuals designated by CECAP and CE, to be elected to the Company's Board of Directors. The Securities Purchase Agreement provides that for at least two years after January 28, 1999, one member of the Board of Directors will be an independent director (i.e., independent of CECAP and CE), and one member of the Board of Directors will be the Chief Executive Officer of the Company. In addition, the Securities Purchase Agreement provides that commencing with the next succeeding annual meeting of stockholders of the Company, and at each subsequent annual meeting of stockholders of the Company thereafter so long as CECAP and CE, in the aggregate, beneficially own 25% or more of the total number of outstanding shares of the Company's Common Stock, CECAP and CE will have the right to nominate a majority of the Company's Board of Directors and the Company will cause such nominees to be included in the slate of nominees recommended by the Board of Directors to the Company's stockholders for election and use its best efforts to cause the election of such nominees. Other than as is set forth in this paragraph, the Company is not aware of any arrangements which may result in a change of control of the Company.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        WILTEK, INC


Date:  March 1, 1999                    By:/s/ David S. Teitelman
                                           ----------------------
                                           David S. Teitelman
                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                     Title                                      Date
---------                     -----                                      ----
/s/ David S. Teitelman        President and Director                     March 1, 1999
-----------------------
David S. Teitelman


/s/ John C. Maxwell III       CEO, Director and                          March 1, 1999
-----------------------       Chairman of the Board
John C. Maxwell               (Principal Executive Officer)


/s/ Walter R. Keisch          Chief Financial Officer and Secretary      March 1, 1999
-----------------------
Walter R. Keisch


/s/ Peter J. Boni             Director                                   March 1, 1999
-----------------------
Peter J. Boni


/s/ W. Richard Rankin         Director                                   March 1, 1999
-----------------------
W. Richard Rankin


/s/ Graeme MacLetchie         Director                                   March 1, 1999
-----------------------
Graeme MacLetchie

                               INDEX TO EXHIBITS


Exhibit No.                   Description                       Sequential Page Number
----------                    -----------                       ----------------------
21                            Subsidiary                                (1)

23                            Consent of Independant                    (1)
                              Certified Accountant

10.1                          David S. Teitelman                        (2)
                              Employment Agreement

10.2                          Walter R. Keisch                          (2)
                              Employment Agreement

10.3                          David P. Holst-Grubbe                     (2)
                              Employment Agreement

10.4                          Kevin P. Carathanasis                     (2)
                              Employment Agreement


-------------------------------------------

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, as filed with the Commission on December 31, 1998.

(2)  Filed herewith.