Form 10QSB
period 1999-01-31
WILTEK INC
filed 1999-03-15
CIK 107559

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB


           (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended January 31, 1999


              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                                THE EXCHANGE ACT

      For the transition period from                to
                                     --------------    ---------------

      Commission file number    0-2401
                                --------------------------------------

                                 WILTEK, INC
  --------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Connecticut                                     06-0625999
  -------------------------------                     -------------------
  (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                     Identification No.)


  542 Westport Ave., Norwalk, CT                        06851
  --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (203) 853-7400
  --------------------------------------------------------------------------
                          (Issuer's telephone number)

  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes     X           No
                          --------          ---------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

          Class                                 Outstanding at March 15, 1999
----------------------------                    -----------------------------
Common Stock No Par Value                              3,962,128 shares
Preferred Stock No Par Value                           1,000,000 shares

                                  Wiltek, Inc.

                                     Index



                                                                  Page No.
                                                                  --------


PART I.  FINANCIAL INFORMATION


         Consolidated Balance Sheet at January 31, 1999               3

         Consolidated Statements of Operations
              For the Three Months Ended January 31, 1999 and 1998    4

         Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended January 31, 1999 and 1998    5

          Notes to Consolidated Financial Statements                  6

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations            8

PART II.   OTHER INFORMATION                                         10

                                  Wiltek, Inc.
                           Consolidated Balance Sheet
                           --------------------------
                                  (Unaudited)

                                                                                      January 31,
                                                                                         1999
                                                                                 ----------------------
ASSETS

Current Assets:
     Cash and cash equivalents                                                          $ 3,439,500
     Accounts receivable, less
        allowance for doubtful accounts $35,000                                           1,038,700
     Other current assets                                                                   105,700
                                                                                 -----------------------
          Total Current Assets                                                            4,583,900
Equipment, net                                                                              880,100
                                                                                 -----------------------
          Total Assets                                                                  $ 5,464,000
                                                                                 =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Term loan payable, current portion                                                 $    12,800
     Obligation under capital leases, current portion                                       122,200
     Accounts payable and accrued expenses                                                  735,500
     Deferred income                                                                         84,600
                                                                                 -----------------------
          Total Current Liabilities                                                         955,100

Long Term Liabilities:
     Term loan payable, less current portion                                                 19,200
     Obligation under capital leases, less current portion                                   65,500

Commitments and Contingencies Liabilities

Stockholders' Equity:
     Senior Convertible Series A Preferred Stock, no par value
       1,000,000 shares authorized, issued and outstanding                                2,985,000
     Common Stock, stated value $.331/3 per share,
       9,000,000 shares authorized, 4,954,693 shares issued
       and outstanding                                                                    1,651,500
     Additional Paid in Capital                                                           5,611,900
     Accumulated Deficit                                                                 (4,607,700)
     Less Treasury Stock at cost, 992,565 shares                                         (1,216,500)
     Total Stockholders' Equity                                                           4,424,200
                                                                                 -----------------------

          Total Liabilities and Stockholders' Equity                                    $ 5,464,000
                                                                                 =======================

          See accompanying notes to consolidated financial statements.

                                  Wiltek, Inc.
                     Consolidated Statements of Operations
                     --------------------------------------
                                  (Unaudited)


                                                                                        Three Months Ended
                                                                                           January 31,
                                                                         ----------------------------------------------
                                                                                    1999                   1998
                                                                         ------------------------  --------------------

Net Revenues
 Messaging services                                                                   $  949,800             $1,150,700
 Consulting services                                                                     770,900                668,900
                                                                                      ----------             ----------
 Total net revenues                                                                    1,720,700              1,819,600

Costs and Expenses
 Cost of messaging services                                                              547,600                645,900
 Cost of consulting services                                                             480,100                501,400
 Sales expense                                                                           293,000                255,400
 General & administrative expense                                                        321,500                249,300
 Research and development                                                                125,600                120,600
 Interest expense                                                                          7,900                 10,900
                                                                                      ----------             ----------

                                                                                       1,775,700              1,783,500
                                                                                      ----------             ----------

Net (Loss) Earnings                                                                      (55,000)                36,100


(Loss) Earnings Per Common Share:
 Basic                                                                                     $(.01)                  $.01
 Diluted                                                                                   $(.01)                  $.01

Weighted average number of shares used in per share calculation:
 Basic                                                                                 3,903,795              3,815,505
 Diluted                                                                               3,903,795              4,135,797


          See accompanying notes to consolidated financial statements.

                                  Wiltek, Inc.
                Condensed Consolidated Statements of Cash Flows
                -----------------------------------------------
                                  (Unaudited)




                                                                                                 Three Months Ended
                                                                                                     January 31,
                                                                                  -------------------------------------------------
                                                                                          1999                         1998
                                                                                  --------------------         --------------------

Net Cash (Used in) Provided by Operating Activities                                       (166,900)                    53,700

Cash Flow (Used in) Investing Activities:
 Capital expenditures                                                                      (83,000)                   (87,600)
                                                                                        ----------                   --------

Net cash (used in) investing activities                                                    (83,000)                   (87,600)
                                                                                        ----------                   --------

Cash Flow Provided by (Used in) Financing Activities:
 Proceeds from bank loan to finance capital assets                                          31,900                          -
 Proceeds from exercise of stock options                                                    28,000                      1,000
 Proceeds from issuance of preferred stock                                               2,985,000                          -
 Proceeds from issuance of common stock warrant                                             15,000                          -
 Payments under capital lease obligations                                                  (38,400)                   (32,700)
                                                                                        ----------                   --------

Net cash provided by (used in) financing activities                                      3,021,500                    (31,700)
                                                                                        ----------                   --------

Net  increase (decrease) in cash and cash equivalents                                    2,771,600                    (65,600)

Cash and cash equivalents at beginning of period                                           667,900                    526,700
                                                                                        ----------                   --------

Cash and cash equivalents at end of period                                              $3,439,500                   $461,100
                                                                                        ==========                   ========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
 Cash paid during the three months for:
   Interest                                                                            $    9,700                    $ 13,200
                                                                                       ==========                    ========

   Income taxes                                                                        $    1,200                    $  1,500
                                                                                       ==========                    ========

     Non-cash investing and financing activities:
   Capital expenditures in accounts payable                                            $   23,000                    $151,900
                                                                                       ==========                    ========
   Capital lease obligations incurred for fixed asset acquisitions                     $                             $ 90,500
                                                                                       ==========                    ========



          See accompanying notes to consolidated financial statements.

                                  Wiltek, Inc.
                   Notes To Consolidated Financial Statements
                   ------------------------------------------


The Consolidated Balance Sheet as of January 31, 1999, and the related Consolidated Statements of Operations for the three months ended January 31, 1999 and 1998, and the Consolidated Statements of Cash Flows for the three months ended January 31, 1999 and 1998, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of January 31, 1999, and for the three months then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998.

The accounting policies followed by the company with respect to the unaudited interim financial statements are consistent with those stated in the 1998 Wiltek, Inc. Annual Report on Form 10-KSB.

The Company does not engage in a formal risk management program with respect to foreign currency transaction exposure. Typically the company maintains cash balances in U.K. banks to provide for the working capital requirements of Wiltek
(UK) Ltd. As of January 31, 1999, and January 31, 1998, these cash balances were $122,900 and $129,200, respectively. The Company receives a portion of its revenue from foreign sources, incurs service costs in England denominated in U.K. Pounds and has assets and liabilities in the U.K. Such factors give rise to currency risks, which are dependent upon exchange rate fluctuations between the U.S. Dollar and U.K. Pound. Wiltek does not use derivative instruments to hedge such foreign currency risks.

For the periods presented in the Consolidated Statement of Operations, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options.

Reconciliation of Basic and Diluted EPS computations:

                                                                        Three Months Ended January 31,
                                            ---------------------------------------------------------------------------------------
                                                                1999                                        1998
                                            -------------------------------------------  ------------------------------------------

                                                                                Per                                           Per
                                                  Income         Shares        Share          Income         Shares          Share
                                              --------------  -------------  ----------    -------------  -------------    --------
Basic EPS
Income available to Common Shareholders            $(55,000)      3,903,795     $(.01)           $36,100      3,815,505      $.01

Dilutive Effect of Securities:
Stock Options                                                                                                   320,292
                                              --------------  -------------  ----------    -------------  -------------    --------

Diluted EPS
 Income available to Common Shareholders
  plus assumed conversions
                                                   $(55,000)      3,903,795     $(.01)           $36,100      4,315,797      $.01
                                              =============   =============  ==========    =============  =============    ========

All options were excluded from the calculation of 1999 Diluted EPS because the Company experienced a loss for the quarter ended January 31, 1999 and such options would have had an anti-dilutive effect.

Options to purchase 185,000 shares of common stock (160,000 of which were issued during the three months ended January 31, 1998) at prices ranging from $0.81 to $0.87 were outstanding at January 31, 1998, and were excluded in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options, expiring in periods ranging from March 24, 2007, to December 15, 2007, were still outstanding at January 31, 1998.

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

Interest on advances under the term loan are payable monthly in arrears at one half percent above prime and the total of such advances outstanding at December 31, 1998 were converted to a term loan. The term of the loan is thirty months payable in equal monthly principal payments of one thirtieth of the outstanding balance at December 31, 1998, plus interest due and payable monthly commencing January 31, 1999, at one half percent above prime on the outstanding principal balance. The Amount outstanding under the term loan at January 31, 1999 was $32,000.

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

                                  Wiltek, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------




Liquidity and Capital Resources

Cash and cash equivalents increased during the three months ended January 31, 1999, by $2,771,600 from $667,900 at October 31, 1998. The increase in cash was due to cash received from financing activities of $3,021,500 primarily from the sale of 1,000,000 shares of preferred stock for $2,985,000. This receipt of cash was partially offset by cash used for capital expenditures of $83,000, and cash used in operating activities of $166,900. Cash used in operating activities was comprised of an increase in accounts payables and other current liabilities of $212,700, partially offset by net earnings before depreciation of $10,800 and a decrease in accounts receivables and other current assets of $35,000.

Results of Operations

The period to period increases (decreases) in the principal items included in the Consolidated Statement of Operations is summarized below:


                  Period to Period Increases (Decreases) for
                  ------------------------------------------

                                                  Three Months Ended
                                               January 31, 1999 and 1998
                                          ----------------------------------

Net Revenues                                    $ (98,900)            (5%)

Cost of Services                                 (119,600)           (10%)

Sales Expense                                      37,600             15%

General & Administrative Expense                   72,200             29%

Research and Development                            5,000              4%

Interest Expense                                   (3,000)           (28%)
                                                ---------           -----

Net Earnings                                    $ (91,100)          (252%)
                                                =========           =====



Net Revenues decreased by $98,900 (5%). The decrease resulted from lower Messaging Service revenues of $200,900 due to discontinued services by two major customers. This was partially offset by an increase of $102,000 (15%) in Consulting Services revenue due to continued expansion of those services.

Period to period comparisons in Gross Profit Margins are summarized below:


                                                   Three Months Ended
                                                      January 31,
                  ---------------------------------------------------------------------------------
                       Messaging Services        Consulting Services                Total
                  ---------------------------------------------------------------------------------
                       1999         1998           1999        1998           1999          1998
                    ----------  ------------    ----------  ----------    ------------  ------------
Revenue              $949,800    $1,150,700      $770,900    $668,900      $1,720,700    $1,819,600
Costs                 547,600       645,900       480,100     501,400       1,027,700     1,147,300
                     --------    ----------      --------    --------      ----------    ----------
Gross Profits        $402,200    $  504,800      $290,800    $167,500      $  693,000    $  672,300
                     ========    ==========      ========    ========      ==========    ==========
Gross Profit
 Margins               42%           44%            38%         25%            40%           37%



Gross profit margin for Messaging Services decreased in the comparative periods. The decrease is primarily due to loss of messaging contracts from higher margin customers. Gross profit margin for Consulting Services increased in the comparative periods. The increase is primarily a result of the reduced use of higher cost subcontract consultants and increased revenue from higher margin consulting engagements.

The Company's Selling Expenses were 17% of total revenues for the three months ended January 31, 1999, compared to 14% same respective period last year. Sales expense increased by 15% for the three months ended January 31, 1999, compared to the same period last year. The increase in sales expenses is primarily due to increased salaries related to the hiring of additional sales personnel.

The increase of $72,200, or 29%, in General and Administrative Expenses for the three months ended January 31, 1999, compared to the same period last year is primarily the result of salary increases coupled with higher executive travel in the current period. In addition, the Company incurred increased legal fees approximating $11,000 in the current quarter resulting from non-recurring activities in connection with the change in control of the Company.

The increase in Research and Development Expenses for the three months ended January 31, 1999, compared to the same period last year relates to normal inflationary increases over the two periods.

The decrease in Interest Expense (net of interest income) for the three months ended January 31, 1999, was due to lower interest on lease obligations

Federal and State income tax provisions were not booked due to the availability of net tax loss carry forwards resulting from losses in prior years.

                          PART II.  OTHER INFORMATION


  Item 6.  Exhibits and reports on Form 8-K

       1. The Company filed a Current Report on Form 8-K dated February 12, 1999 which disclosed that on January 28, 1999, Commercial Electronics Capital Partnership, L.P. ("CECAP"), and a related entity, commercial Electronics, L.L.C. (collectively, "Purchaser"), purchased 732,160 shares of common stock from three retiring directors at $.85 per share. The Purchaser also purchased from the Company, 1,000,000 shares of new preferred stock, convertible into common stock at any time at the option of the holder on the basis of 2.5 shares of common stock for each share of preferred stock and a warrant to purchase up to 1,500,000 shares of the Company's common stock for 18 months at a price of $1.00 per share, for an aggregate cash consideration paid to the Company of $3,000,000.

           As a consequence, the Purchaser became the beneficial owner of 4,732,160 shares of the Company's authorized common stock, representing approximately 59% of the Company's outstanding common stock (assuming the conversion of Purchaser's preferred stock into common stock and the full exercise of the Purchaser's warrant to purchase common stock). Such beneficial ownership, along with the fact that the Purchaser's three designees constitute a majority of the Company's Board of Directors, and the fact Purchaser has the contractual right to retain control of the Company's Board of Directors, constitutes a change in control of the Company from the Selling Directors to the Purchaser and its director nominees.

       2. In connection with the change in control of the Company, the company filed a Form 8-K dated March 10, 1999 which disclosed that effective March 5, 1999 the Company terminated its previous accountants, Grant Thornton LLP and appointed the firm of KPMG LLP as the Company's new independent accountants. Additionally, the Company disclosed it had decided to change the date on which the Company's fiscal year ends from October 31, to December 31. The audited financial results for the two-month "stub year" period will be reported on the Company's Form 10-KSB for the fiscal year ending on December 31, 1999.



                                   SIGNATURE
                                   ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  Date:  March 15, 1999                 WILTEK, INC.




                                        /s/  David S. Teitelman
                                             ------------------
                                             David S. Teitelman
                                             President