Form 10QSB
period 1999-03-31
WILTEK INC
filed 1999-05-18
CIK 107559

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark one)
   [ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999


   [ X ]         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                                THE EXCHANGE ACT

          For the transition period from   November 1, 1998 to December 31, 1998

          Commission file number                       0-2401

                                   WILTEK, INC
        (Exact name of small business issuer as specified in its charter)

         Connecticut                                            06-0625999
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

                      542 Westport Ave., Norwalk, CT 06851
                    (Address of principal executive offices)

                                 (203) 853-7400
                           (Issuer's telephone number)

                                October 31, 1998
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    [X]            No    [ ]

             State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

       Class                                         Outstanding at May 18, 1999
Common Stock No Par Value                                4,062,128 shares
Preferred Stock No Par Value                             1,000,000 shares

                                  Wiltek, Inc.

                                      Index

                                                                        Page No.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                             3

           Consolidated Balance Sheets at:
             March 31, 1999, December 31, 1998 and October 31, 1998        3

           Consolidated Statements of Operations
             For the Three Months Ended March 31, 1999 and 1998 and
             For the Two Months ended December 31, 1998                    4

           Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended March 31, 1999 and 1998 and
             For the Two Months Ended December 31, 1998                    5

           Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      10


PART II.   OTHER INFORMATION                                              13

Item 2.  Changes in Securities and Use of Proceeds                        13

Item 6.  Exhibits and Reports on Form 8-K                                 13

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                  WILTEK, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                (UNAUDITED)
                                                                      ---------------------------------
                                                                       MARCH 31,            DECEMBER 31,          OCTOBER 31,
                                                                         1999                  1998                  1998
                                                                      -----------           -----------           -----------
ASSETS

CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                        $ 3,043,500           $   796,800           $   667,900
     ACCOUNTS RECEIVABLE, LESS ALLOWANCE
       FOR DOUBTFUL ACCOUNTS OF $35,000                                   946,600               932,500             1,073,600
     OTHER CURRENT ASSETS                                                 184,700               115,500               106,400
                                                                      -----------           -----------           -----------

          TOTAL CURRENT ASSETS                                          4,174,800             1,844,800             1,847,900

EQUIPMENT, NET                                                            878,700               886,600               897,200
OTHER ASSETS                                                              250,000                  --                    --
                                                                      -----------           -----------           -----------

          TOTAL ASSETS                                                $ 5,303,500           $ 2,731,400           $ 2,745,100
                                                                      ===========           ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     TERM LOAN PAYABLE, CURRENT PORTION                               $    12,800           $    12,800           $      --
     OBLIGATIONS UNDER CAPITAL LEASES, CURRENT PORTION                    117,400               125,900               134,700
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                              1,301,800               928,000               945,300
     MEDICAL BENEFITS OBLIGATION, CURRENT PORTION                          24,400                  --                    --
     DEFERRED REVENUE                                                      51,000               127,000               121,800
                                                                      -----------           -----------           -----------

          TOTAL CURRENT LIABILITIES                                     1,507,400             1,193,700             1,201,800

LONG TERM LIABILITIES:
     TERM LOAN PAYABLE, LESS CURRENT PORTION                               15,900                19,100                  --
     OBLIGATIONS UNDER CAPITAL LEASES, LESS CURRENT PORTION                46,100                74,300                92,400
     MEDICAL BENEFITS OBLIGATION, LESS CURRENT PORTION                    231,800                  --                    --

STOCKHOLDERS' EQUITY:
    SENIOR CONVERTIBLE SERIES A PREFERRED STOCK, NO PAR
    VALUE, 1,000,000 SHARES AUTHORIZED, 1,000,000 SHARES
    ISSUED AND OUTSTANDING                                              3,000,000                  --                    --

    COMMON STOCK, STATED VALUE $.331/3 PER SHARE,
    9,000,000 SHARES AUTHORIZED, 4,954,693 SHARES ISSUED AND
    OUTSTANDING AT MARCH 31, 1999, 4,884,693 SHARES ISSUED
    AND OUTSTANDING AT DECEMBER 31,1998 AND
    OCTOBER 31, 1998                                                    1,651,500             1,628,200             1,628,200
     ADDITIONAL PAID IN CAPITAL                                         5,596,900             5,591,800             5,591,800
     ACCUMULATED DEFICIT                                               (5,529,700)           (4,559,300)           (4,552,700)
     LESS TREASURY STOCK AT COST, 992,565 SHARES                       (1,216,400)           (1,216,400)           (1,216,400)
                                                                      -----------           -----------           -----------
          TOTAL STOCKHOLDERS' EQUITY                                    3,502,300             1,444,300             1,450,900
                                                                      -----------           -----------           -----------

COMMITMENTS AND CONTINGENCIES


          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 5,303,500           $ 2,731,400           $ 2,745,100
                                                                      ===========           ===========           ===========

          See accompanying notes to consolidated financial statements.


                                  WILTEK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                        Three Months                 Two Months Ended
                                                                       Ended March 31,                  December 31,
                                                             ---------------------------------       -----------------
                                                                1999                  1998                 1998
                                                             -----------           -----------          -----------
REVENUES
    Managed services                                         $   959,000           $ 1,178,800          $   646,800
    Professional services                                        638,200               722,100              548,100
                                                             -----------           -----------          -----------
           Total revenues                                      1,597,200             1,900,900            1,194,900

COSTS AND EXPENSES
    Cost of managed services                                     659,600               633,900              363,200
    Cost of professional services                                428,500               560,200              333,900
    Sales and marketing expenses                                 466,600               240,300              198,800
    General & administrative expenses                            718,100               274,900              219,000
    Research and development                                     199,400               128,400               81,500
    Other expense, net                                            99,900                 1,500                  800
    Interest (income) expense, net                                (4,500)               11,400                4,300
                                                             -----------           -----------          -----------

                                                               2,567,600             1,850,600            1,201,500
                                                             -----------           -----------          -----------


NET EARNINGS (LOSS)                                          $  (970,400)          $    50,300          $    (6,600)
                                                             ===========           ===========          ===========


EARNINGS (LOSS) PER COMMON SHARE:
    Basic                                                    $      (.25)          $       .01          $       .00
    Diluted                                                  $      (.25)          $       .01          $       .00

WEIGHTED AVERAGE NUMBER OF SHARES USED IN PER SHARE
CALCULATION:
    Basic                                                      3,950,461             3,844,452            3,892,128
    Diluted                                                    3,950,461             4,336,808            3,892,128



          See accompanying notes to consolidated financial statements.

                                  WILTEK, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   THREE MONTHS                   Two Months Ended
                                                                                  ENDED MARCH 31,                   December 31,
                                                                        ---------------------------------         ----------------
                                                                           1999                  1998                  1998
                                                                        -----------           -----------           -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     $  (666,400)          $   (43,100)          $   199,400

INVESTING ACTIVITIES:
    Capital expenditures                                                    (76,100)              (60,300)              (75,400)
                                                                        -----------           -----------           -----------

Net cash used in investing activities                                       (76,100)              (60,300)              (75,400)
                                                                        -----------           -----------           -----------

FINANCING ACTIVITIES:
    Payments on bank loan                                                    (3,200)                 --                    --
    Proceeds from bank loan                                                    --                    --                  31,900
    Proceeds from exercise of stock options                                  28,300                  --                    --
    Proceeds from issuance of preferred stock and warrant                 3,000,000                  --                    --
    Payments under capital lease obligations                                (35,900)              (18,900)              (27,000)
                                                                        -----------           -----------           -----------

Net cash provided by (used in) financing activities                       2,989,200               (18,900)                4,900
                                                                        -----------           -----------           -----------

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     2,246,700              (122,300)              128,900

Cash and cash equivalents at beginning of period                            796,800               462,300               667,900
                                                                        -----------           -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 3,043,500           $   340,000           $   796,800
                                                                        ===========           ===========           ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the three months for:
            Interest                                                    $    13,800           $    13,600           $     6,400
                                                                        ===========           ===========           ===========
            Income Taxes                                                $     1,300           $     1,000           $       800
                                                                        ===========           ===========           ===========

     Non-cash investing activities:
            Capital lease obligations incurred for fixed asset
                acquisitions                                            $      --             $    73,000           $      --

                                                                        ===========           ===========           ===========


          See accompanying notes to consolidated financial statements.

                                  WILTEK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND BASIS OF ACCOUNTING

The consolidated balance sheet as of March 31, 1999, and December 31, 1998, and the related consolidated statements of operations for the three months ended March 31, 1999 and 1998, and the two months ended December 31, 1998, and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, and the two months ended December 31, 1998, are unaudited. The balance sheet as of October 31, 1998 is derived from the audited financial statements as reported on the Company's 10-KSB for the period then ended. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The Company elected to change its fiscal year end from October 31 to December
31. The unaudited financial results for the two-month transition period ending December 31, 1998 are included in this report and the audited financial results for the two month transition period will be reported on the Company's Form 10-KSB for the year ending December 31, 1999.

The financial statements as of March 31, 1999 and December 31, 1998, and for the three and two months then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998. The accounting policies followed by the company with respect to the unaudited interim financial statements are consistent with those stated in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998.

2. SECURITIES PURCHASE AGREEMENT

On January 28, 1999, Commercial Electronics Capital Partnership, LP ("CECAP"), and a related entity, Commercial Electronics, L.L.C. (collectively, "Purchaser"), purchased 732,160 shares of common stock from three retiring directors at $.85 per share. In connection therewith, the Purchaser also purchased, (i) 1,000,000 shares of convertible preferred stock with no par value, and (ii) a warrant to purchase up to 1,500,000 shares of the Company's common stock for 18 months at a price of $1.00 per share, for an aggregate cash consideration paid to the Company of $3,000,000. The convertible preferred stock is convertible into common stock at any time at the option of the holder on the basis of 2.5 shares of common stock for each share of preferred stock.

In connection with the aforementioned transaction, the Purchaser became the beneficial owner of 4,732,160 shares of the Company's authorized common stock, representing approximately 59% of the Company's outstanding common stock (assuming the conversion of Purchaser's preferred stock into common stock and the full exercise of the Purchaser's warrant to purchase common stock). Such beneficial ownership, along with the fact that the Purchaser's two designees currently constitute one half of the Company's Board of Directors, and the fact that Purchaser has the contractual right to obtain and retain control of the Company's Board of Directors, constituted a change in control of the Company from the retiring directors to the Purchaser and their director nominees.

Pursuant to the Purchase Agreement, the Company signed a "Medical Benefit Letter" which obligates the Company to provide medical benefits to the three retiring directors and their spouses until they reach age 65 (dates ranging from September 12, 2004 to December 29, 2009). The Company's maximum obligation under the "Medical Benefit Letter" is $400,000. The Company accrued a liability of approximately $260,000 representing the net present value of the maximum $400,000 medical benefit obligation. The Company was also required to deposit $250,000 in a Medical Escrow Fund to secure a portion of the Company's obligation under the "Medical Benefit Letter". The Company has classified the deposit of $250,000 as "other assets" in the accompanying balance sheet. The Company is entitled to withdraw from the medical escrow fund medical benefits paid pursuant to the "Medical Benefit Letter" on a quarterly basis. Such payments totaled $3,500 during the three months ended March 31, 1999 and were charged against the medical benefit obligation liability.

The Company announced on March 31, 1999, that it will be "doing business as" E-Sync Networks, Inc., and will formally change its legal name to E-Sync Networks, Inc. subject to shareholder approval at its annual shareholders' meeting.

3. EARNINGS PER SHARE

For the periods presented in the consolidated statement of operations, the calculations of basic EPS and diluted EPS vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options and convertible preferred stock and common stock warrant.

Reconciliation of Basic and Diluted EPS computations:


                                              Three Months Ended March 31,
                             ---------------------------------------------------------------          Two Months Ended
                                          1999                             1998                      December 31, 1998
                             ------------------------------    -----------------------------   ------------------------------
                                                       Per                              Per                              Per
                               Income       Shares    Share     Income      Shares     Share     Income      Shares     Share
                             ---------    ---------   -----    ---------   ---------   -----   ---------    ---------   -----
BASIC EPS
Income (Loss) available to
Common Shareholders          $(970,400)   3,950,461   $(.25)   $  50,300   3,844,452   $ .01   $  (6,600)   3,892,128   $ .00

Dilutive Effect of
Securities:
Stock Options                     --           --      --          --       492,356     --         --           --       --
                             ---------    ---------   -----    ---------   ---------   -----   ---------    ---------   -----

Diluted EPS
Income (Loss) available to
Common Shareholders
plus assumed
conversions                  $(970,400)   3,950,461   $(.25)   $  50,300   4,336,808   $ .01   $  (6,600)   3,892,128   $ .00
                             =========    =========   =====    =========   =========   =====   =========    =========   =====

Options to purchase 685,300 shares and 760,300 shares of common stock at prices ranging from $.25 to $2.94 were outstanding at March 31, 1999 and December 31, 1998, respectively. No options were issued in the three months ended March 31, 1999 and 72,000 options were issued in the two months ended December 31, 1998 at a $.56 option price which was the fair market value at the date of grant. One million convertible preferred shares and a common stock warrant to purchase 1,500,000 common shares were also outstanding at March 31, 1999. All the stock options, convertible preferred shares and the common stock warrant were excluded from the calculation of Diluted EPS for the three months ended March 31, 1999 and all stock options were excluded from the calculation of Diluted EPS for the two months ended December 31, 1998, because the Company experienced a loss for those periods and inclusion of such securities would have had an anti-dilutive effect.

Options to purchase 945,300 shares of common stock at prices ranging from $.25 to $2.94 were outstanding at March 31, 1998, 35,000 of which were issued during the three months ended March 31, 1998. Options to purchase 349,500 shares of common stock at prices ranging from $0.81 to $2.94 were excluded in the computation of Diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire in periods ranging from March 24, 2007, to December 15, 2007.

4. COMMITMENTS AND CONTINGENCIES

The Company entered into a Loan and Security Agreement with People's Bank in June 1998, for a line of credit equal to $750,000 for working capital needs plus an additional term loan of up to $100,000 for purchases of capital equipment.

The working capital loan requires that interest be paid monthly on outstanding advances during the term of the loan at one quarter percent above prime and a fee on the unused portion of the loan will be payable quarterly at one quarter percent. The working capital facility will expire on July 1, 1999.

Interest on advances under the term loan are payable monthly in arrears at one half percent above prime and the total of such advances outstanding at December 31, 1998 were converted to a term loan. The term of the loan is thirty months payable in equal monthly principal payments of one thirtieth of the outstanding balance at December 31, 1998, plus interest payable monthly commencing January 31, 1999, at one half percent above prime on the outstanding principal balance. The amount outstanding under the term loan at December 31, 1998 and March 31, 1999 was approximately $31,900 and $28,700, respectively.

The related Security Agreement provides that the loans be secured by the Company's existing and future assets. Covenants under the Loan and Security Agreement provide that the Company's current ratio cannot be lower than 1.2, tangible net worth be at least $1,000,000 and the Company must achieve $100,000 net earnings for each six-month period on a rolling quarterly basis. The Company was in technical default of the net earnings covenant for the six month period ended March 31, 1999; however, the Company received notification from the bank indicating waiver of that default for the period.

The Company's lease for its existing primary offices and data center in Norwalk, Connecticut will expire on December 31, 1999. Accordingly, on April 1, 1999 the Company entered into a fifteen year non-cancelable lease for 20,555 square feet of office space located in Trumbull, Connecticut. The Company intends to relocate their primary offices and data center to the Trumbull location during the course of the year. The Trumbull lease obligates the Company to base rent payments commencing January 1, 2000 of $267,215 per year in years 1-5, $308,325 per year in years 6-10 and $349,435 per year in years 11-15. In addition to the base rent, the company is also responsible for its share of taxes, utilities and common service charges related to its pro-rated use of the facility. The lease also provides for reimbursement by the landlord of $476,000 of an estimated $1.2 million of leasehold improvement/construction costs required to prepare the space for its intended use.

5. BUSINESS SEGMENT INFORMATION

The FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) in June 1997. SFAS 131 supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. SFAS 131 replaces the "industry segment' concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters. The Company adopted SFAS 131 in 1999.

The Company provides outsourced solutions for the development and hosting of Web-based Extranet initiatives. Serving its Fortune 1000 customer base, the Company offers secure online messaging, directory and fax services, legacy-to-Web application development services, hosted communications, and infrastructure support solutions that link business partners via the Web. The operations of the Company are conducted through two business segments primarily within the continental United States and the United Kingdom. Descriptions of the business segments' services and operations are as follows:

MANAGED SERVICES

Managed services provides customers with hosted global messaging services for e-mail, fax, directory services, and remote management services supported by a 24-hours-a-day, 7-days-a-week Help Desk that assures reliable and safe electronic communications. Messaging services includes (i) TotalMail that provides user access to e-mail, shared calendar scheduling, distribution lists and folders, and (ii) Hosting services, whereby the Company will maintain customers' mail servers and run the e-mail function remotely at one of its sites. Fax services includes (i) Application to fax which simultaneously delivers computer generated files from mainframe or PC-based applications to one or many facsimile devices worldwide, (ii) Mailfax, which sends faxes and attachments via e-mail, and (iii) Inbound fax, which allows receipt of inbound faxes at the desktop via e-mail. Directory services allows customers to outsource the management of their corporate data directories via the Company's custom-designed directory solutions products. The Company also offers secure e-mail and fax messaging services through public key infrastructure (PKI), digital certificates, and SmartCard authentication products.

PROFESSIONAL SERVICES

Professional Services is a consulting systems design and integration services organization that provides legacy-to-Web application development and migration. As a Microsoft Solution Provider Partner, certified system engineers and Microsoft product specialists assist customers to design and develop migration strategies to Microsoft BackOffice(R) products. They provide assistance for Windows NT(R), Exchange(R), Systems Management Server(R) (SNS), SNA Server(R), and internet/intranet deployment through Internet Information Server(R) (IIS). The Company's system engineers also provide design and integration services, whereby they assess customers' information, messaging, and connectivity needs, evaluate existing infrastructure architecture, define and test migration processes, and prepare enterprise-wide implementation plans. Then they develop tools, utilities and conversion software for directory support as well as design workflow automation solutions.

Identifiable assets by segment are those assets that are used in the operations of each segment as well as the accounts receivable generated by each segment. Corporate assets consist primarily of cash and cash equivalents, short term investments, prepaid expenses, and corporate furniture, fixtures, and equipment. Capital expenditures are comprised primarily of additions to data processing equipment, and furniture and fixtures.

The following table presents the company's business segment financial information:


                                                THREE MONTHS             Three Months            Two Months
                                                    ENDED                   Ended                   Ended
                                                MARCH 31, 1999          March 31, 1998        December 31, 1998
                                              -----------------       -----------------       -----------------
REVENUE:
   Managed services                           $         959,000       $       1,178,800       $         646,800
   Professional services                                638,200                 722,100                 548,100
   Corporate                                               --                      --                      --
                                              -----------------       -----------------       -----------------
    Consolidated revenues                     $       1,597,200       $       1,900,900       $       1,194,900
                                              =================       =================       =================

OPERATING INCOME (LOSS):
   Managed services                           $        (611,400)      $         145,800       $          13,400
   Professional services                               (263,600)                (82,600)                (14,900)
                                              -----------------       -----------------       -----------------
   Operating income (loss) from segments               (875,000)                 63,200                  (1,500)
   Corporate expenses, net                               99,900                   1,500                     800
   Interest expense (income), net                        (4,500)                 11,400                   4,300
                                              -----------------       -----------------       -----------------
    Net earnings (loss)                       $        (970,400)      $          50,300       $          (6,600)
                                              =================       =================       =================

DEPRECIATION AND AMORTIZATION:
   Managed services                           $          44,200       $          31,800       $          28,500
   Professional services                                  6,900                   5,900                   4,800
   Corporate                                             19,700                  14,800                  10,400
                                              -----------------       -----------------       -----------------
    Total depreciation and amortization       $          70,800       $          52,500       $          43,700
                                              =================       =================       =================

CAPITAL EXPENDITURES:
   Managed services                           $          50,600       $          12,300       $          59,000
   Professional services                                   --                     5,900                    --
   Corporate                                             25,500                  14,800                  16,400
                                              -----------------       -----------------       -----------------
    Total capital expenditures                $          76,100       $          60,300       $          75,400
                                              =================       =================       =================

IDENTIFIABLE ASSETS AT:                         March 31, 1999        December 31, 1998        October 31, 1998
                                              -----------------       -----------------       -----------------

   Managed services                           $       1,255,600       $       1,201,400       $       1,328,300
   Professional services                                411,000                 453,500                 466,400
                                              -----------------       -----------------       -----------------
    Total assets for reportable segments              1,666,600               1,654,900               1,794,700
   Corporate                                          3,636,900               1,076,500                 950,400
                                              -----------------       -----------------       -----------------
    Total assets                              $       5,303,500       $       2,731,400       $       2,745,100
                                              =================       =================       =================

Item 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




MANAGEMENT OVERVIEW

The Company provides solutions for business-to business electronic communications in a secure seamless environment. Serving its Fortune 1000 customer base, the Company designs, implements and supports solutions that facilitate the sending and receiving of faxes and e-mail messages, managing directories, and makes optimum use of web-based technologies. The operations of the Company are primarily conducted through two business segments, Managed services and Professional services.

Managed services provides customers with messaging services for e-mail, fax, directory services and remote management services supported by a 24-hours-a-day, 7-days-a-week Help Desk that assures reliable and safe electronic communications. Messaging services includes (i) TotalMail that provides user access to e-mail, shared calendar scheduling, distribution lists and folders, and (ii) Hosting services, whereby the Company will maintain customers' mail servers and run the e-mail function remotely at one of its sites. Fax services includes (i) Application to fax which simultaneously delivers computer generated files from mainframe or PC-based applications to one or many facsimile devices worldwide, (ii) Mailfax, which seamlessly sends faxes and attachments via e-mail, and (iii) Inbound fax, which allows receipt of inbound faxes at the desktop via e-mail. Directory services allows customers to outsource the management of their corporate data directories via the Company's custom-designed Directory Solutions products. The Company also offers secure e-mail and fax messaging services through public key infrastructure (PKI), digital certificates, and SmartCard authentication products. Through its Remote management services, the Company provides constant verification and analysis of multiple network resources, and monitors network traffic and bandwidth, and file and mail servers.

Professional services is a consulting system design and integration services organization. As a Microsoft Solution Provider Partner, certified system engineers and Microsoft product specialists assist customers to design and develop seamless migration strategies, and in the migration to Microsoft BackOffice(R) products. They provide assistance for Windows NT(R), Exchange(R), Systems Management Server(R) (SNS), SNA Server(R), and internet/intranet deployment through Internet Information Server(R) (IIS). The Company's system engineers also provide design and integration services, whereby they assess customers' information, messaging, and connectivity needs, evaluate existing infrastructure architecture, define and test migration processes, and prepare enterprise-wide implementation plans. Then they develop tools, utilities and conversion software for directory support as well as design workflow automation solutions. The professional services organization also supplies clients with experienced project managers to scope, plan and coordinate virtually any information technology project.

In connection with the change in control discussed in the footnotes to the financial statements, the Company received an infusion of cash, technology and new management direction. Accordingly, management announced that it will invest heavily in expanding its e-commerce capabilities, products and services, and offer e-commerce solutions for its Fortune 1000 client base. Among the expansion initiatives, the Company will relocate its headquarters and data center to state of the art facilities in Trumbull, Connecticut, increase its public relations and marketing activities and significantly expand its sales, professional services, research & development, and operations staff. These growth initiatives position the Company for tremendous growth in the competitive business-to-business e-commerce market and may adversely impact the Company's earnings in the short term.

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 1999 compared to the same period last year was negatively impacted by increased costs related to the growth initiatives discussed above.

The period to period increases (decreases) in the principal items included in the consolidated statement of operations is summarized below:


              Period to Period Increases (Decreases) for
----------------------------------------------------------------------
                                              Three Months Ended
                                           March 31, 1999 and 1998
                                       -------------------------------
Revenues                               $  (303,700)              (16%)

Cost of services                          (106,000)               (9%)

Sales and marketing expenses               226,300                94%

General & administrative expenses          443,200               161%

Research and development                    71,000                55%

Other expense, net                          98,400               NM*

Interest (income) expense, net             (15,900)              NM*
                                       -----------       ----------
Net Earnings                           $(1,020,700)              NM*
                                       ===========       ===========

*NM (Not Meaningful)

Revenues decreased by $303,700 (16%). The decrease is primarily the result of lower Managed Service revenues of $219,800 due to cancellation of certain services by two large customers.

Period to period comparisons in gross profit margins are summarized below:


                                                           Three Months Ended
                                                                March 31,
                      -----------------------------------------------------------------------------------------------
                            Managed Services               Professional Services                     Total
                      ---------------------------       ---------------------------       ---------------------------
                         1999             1998             1999             1998             1999             1998
                      ----------       ----------       ----------       ----------       ----------       ----------
Revenue               $  959,000       $1,178,800       $  638,200       $  722,100       $1,597,200       $1,900,900

Cost of services         659,600          633,900          428,500          560,200        1,088,100        1,194,100
                      ----------       ----------       ----------       ----------       ----------       ----------

Gross margin          $  299,400       $  544,900       $  209,700       $  161,900       $  509,100       $  706,800
                      ==========       ==========       ==========       ==========       ==========       ==========

Gross margin
  percent                     31%              46%              33%              22%              32%              37%

Gross margin for managed services decreased in the comparative periods mainly due to loss of messaging contracts from higher margin customers. Gross margin for professional services increased in the comparative periods principally because of the reduced use of higher cost subcontract consultants and increased revenue from higher margin consulting engagements.

Sales and marketing expenses increased by $226,300 or 94% for the three months ended March 31, 1999, compared to the same period last year. This represents 29% of total revenues for the three months ended March 31, 1999, compared to 13% for the same respective period last year. The increase is primarily due to increased salaries, benefits, and recruiting costs related to the hiring of additional sales personnel. In addition, the Company incurred approximately $97,000 of non-recurring expenses related to several initiatives it has undertaken, including but not limited to development of a new web site, and expansion of the sales and marketing departments.

General and administrative expenses increased by $443,200 or 161%, for the three months ended March 31, 1999, compared to the same period last year. The increase is primarily the result of a provision for medical benefit obligation of $260,000 as disclosed in the footnotes to the financial statements and facility relocation expenses of $95,100. In addition, the Company experienced higher legal fees and higher salaries and benefits in the current period.

Research and development expenses increased by $71,000 or 55% for the three months ended March 31, 1999, compared to the same period last year. This increase relates primarily to a $60,000 expenditure for consulting services related to the Company's new encryption technology for secured messaging.

Other expense increased by $98,400, for the three months ended March 31, 1999, compared to the same period last year. The increase is mainly attributable to the identification and write-off of impaired equipment and leasehold improvements having no future value.

Interest income is comprised of interest earned on cash in money market accounts and interest expense is comprised of interest costs pertaining to capitalized lease obligations and interest on the bank term loan payable. The decrease of $15,900 in interest expense (net of interest income) for the three months ended March 31, 1999, compared to the same period last year, was primarily the result of interest earned on $3,000,000 proceeds from the sale of 1,000,000 shares of preferred stock and common stock warrant.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased during the three months ended March 31, 1999, by $2,246,700 from $796,800 at December 31, 1998. The increase in cash was due to cash received from financing activities of $2,989,200 primarily from the sale of 1,000,000 shares of preferred stock and common stock warrant for $3,000,000. This receipt of cash was partially offset by cash used for capital expenditures of $76,100, and cash used in operating activities of $666,400.

Reference is made to the footnotes to the Company's financial statements for discussions as to the company's secured borrowing facility and the need for capital for leasehold improvements.

YEAR 2000

The Company established a Year 2000 (Y2K) oversight committee in 1998, to review all of the Company's computer systems and programs as well as those of third parties whose data the Company relies on in any material respect. The objective of the review is to assess the ability of the computer systems and programs to process transactions in the year 2000. A formal Y2K compliance program was created that encompasses five key readiness areas: 1) awareness, 2) assessment;
3) renovation; 4) validation and notification; and 5) implementation. Specific Y2K compliance performance procedures and timetables have been developed for each readiness area. Management anticipates having the Y2K compliance program substantially completed and verified for all production environments on or before June 30, 1999. The Company has also contacted substantially all of their hardware and software component suppliers requesting a Y2K compliance certification letter. To date, information accumulated from a majority of our key suppliers indicates that their products are either Y2K compliant or they are in the process of developing remediation plans. The Company will develop a supplier action list and contingency plan based on the suppliers' progress to adequately address the Y2K issue.

The Company has budgeted approximately $100,000 through the year 1999 for the Y2K compliance program, $75,000 of which is for internal labor. Nominal expenditures, primarily for maintenance, will be made beyond the year 2000.

TAXES

Federal and State income tax provisions were not booked due to the availability of net tax loss carry forwards resulting from losses in prior years. Utilization of the net tax loss carry forwards will be significantly limited as a result of the change in control of the Company.

                           PART II. OTHER INFORMATION


The statements in this quarterly report on Form 10-QSB that are not historical fact constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", believes" and "scheduled".

The variable which may cause differences include, but are not limited to, the following general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; and changes in, or failure to comply with, government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In the light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and exceptions of the Company will be achieved.


Item 2.    Tax Changes in Securities and Use of Proceeds

           On January 15, 1999, the Company sold 70,000 shares of its common stock to Graeme MacLetchie, a Director of the Company, upon the exercise of previously issued stock options. Half of such options were exercised at a price of $0.56 per share and the other half of such options were exercised at a price of $0.25 per share which were the fair market value of the shares at time of grant. The Company believes that the offer and sale of its securities in such transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof.

           On January 28, 1999, the Company consummated the sale of preferred stock and warrants described in its Current Report on Form 8-K dated February 28, 1999. Said transaction is described in more detail in
           Item 6(b) below. The Company believes that the offer and sale of its securities in such transaction was exempt from the registration requirements of the Securities Act, by virtue of Section 4(2) thereof.


Item 6.    Exhibits and reports on Form 8-K

                (a)       Exhibits

           Exhibit Number    Description of Exhibit
                27           Financial Data Schedule (filed separately herewith)

                (bb)      Reports on Form 8-K

           1. The Company filed a Current Report on Form 8-K dated February 12, 1999 which disclosed that on January 28, 1999, Commercial Electronics Capital Partnership, LP ("CECAP"), and a related entity, Commercial Electronics, L.L.C. (collectively, "Purchaser"), purchased 732,160 shares of common stock from three retiring directors at $.85 per share. The Purchaser also purchased from the Company, 1,000,000 shares of new preferred stock, convertible into common stock at any time at the option of the holder on the basis of 2.5 shares of common stock for each share of preferred stock and a warrant to purchase up to 1,500,000 shares of the Company's common stock for 18 months at a price of $1.00 per share, for an aggregate cash consideration paid to the Company of $3,000,000.

                      In connection therewith, the Purchaser became the beneficial owner of 4,732,160 shares of the Company's authorized common stock, representing approximately 59% of the Company's outstanding common stock (assuming the conversion of Purchaser's preferred stock into common stock and the full exercise of the Purchaser's warrant to purchase common stock). Such beneficial ownership, along with the fact that the Purchaser's three designees constitute a majority of the Company's Board of Directors, and the fact Purchaser has the contractual right to retain control of the Company's Board of Directors, constitutes a change in control of the Company from the Selling Directors to the Purchaser and its director nominees.

                2. In connection with the change in control of the Company, the company filed a Form 8-K dated March 10, 1999 which disclosed that effective March 5, 1999 the Company terminated its previous accountants, Grant Thornton LLP and appointed the firm of KPMG LLP as the Company's new independent accountants. Additionally, the Company disclosed it had decided to change the date on which the Company's fiscal year ends from October 31, to December 31. The audited financial results for the two-month transition period ending December 31, 1998 will be reported on the Company's Form 10-KSB for the fiscal year ending on December 31, 1999.



                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      Date:  May 18, 1999         WILTEK, INC.




                                  /s/ Walter Keisch
                                  Walter Keisch, Vice President Finance and CFO