Form 10QSB
period 1999-06-30
E SYNC NETWORKS INC
filed 1999-08-12
CIK 107559

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

            (Mark one)
              [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                                THE EXCHANGE ACT

     For the transition period from_______________ to_______________

     Commission file number              0-2401
                           -----------------------------------------

                              E-SYNC NETWORKS, INC
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                                    06-0625999
     -------------------------------                   -------------------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                    Identification No.)

                      542 Westport Ave., Norwalk, CT 06851
     ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (203) 853-7400
     ---------------------------------------------------------------------
                          (Issuer's telephone number)

                                  WILTEK, INC.
     ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No
                                     -----    -----

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                Class                          Outstanding at August 12, 1999
     ----------------------------              ------------------------------
     Common Stock No Par Value                         4,213,928 shares
     Preferred Stock No Par Value                      1,000,000 shares

                              E-Sync Networks, Inc.

                                      Index

                                                                             Page No.
                                                                             --------
PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements:

         Consolidated Balance Sheets at
              June 30, 1999, December 31, 1998 and October 31, 1998             3

         Consolidated Statements of Operations
              For the Three and Six Months Ended June 30, 1999 and 1998         4

         Condensed Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 1999 and 1998                   5

         Notes to Consolidated Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             10

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                             14

Item 6.  Exhibits and Reports on Form 8-K                                      14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                              E-SYNC NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             (UNAUDITED)
                                                             -----------------------------------------------
                                                                  JUNE 30,              DECEMBER 31,            OCTOBER 31,
                                                                    1999                    1998                    1998
                                                             ----------------------- ----------------------- -----------------------
ASSETS

Current Assets:
     Cash and cash equivalents                                 $        1,117,600      $          796,800      $          667,900
     Accounts receivable, less allowance
       for doubtful accounts of $35,000                                 1,465,700                 932,500               1,073,600
     Other current assets                                                 233,700                 115,500                 106,400
                                                             ----------------------- ----------------------- -----------------------

          Total Current Assets                                          2,817,000               1,844,800               1,847,900

Equipment, net                                                          1,584,400                 886,600                 897,200
Other assets                                                              250,000                       -                       -
                                                             ----------------------- ----------------------- -----------------------

          TOTAL ASSETS                                         $        4,651,400      $        2,731,400      $        2,745,100
                                                             ======================= ======================= =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Term loan payable, current portion                        $           12,800      $           12,800      $                -
     Obligations under capital leases, current portion                    119,300                 125,900                 134,700
     Accounts payable and accrued expenses                              1,577,100                 928,000                 945,300
     Medical benefits obligation, current portion                          25,400                       -                       -
     Deferred revenue                                                       5,300                 127,000                 121,800
                                                             ----------------------- ----------------------- -----------------------

          Total Current Liabilities                                     1,739,900               1,193,700               1,201,800

Long Term Liabilities:
     Term loan payable, less current portion                               12,800                  19,100                       -
     Obligations under capital leases, less current portion                79,000                  74,300                  92,400
     Medical benefits obligation, less current portion                    224,700                       -                       -
Stockholders' Equity:
Series A Convertible Preferred Stock, no par value,
1,000,000 shares authorized, 1,000,000 shares issued and
outstanding                                                             3,000,000                       -                       -

Common Stock, stated value $.331/3 per share,
9,000,000 shares authorized, 5,179,693 shares issued and
outstanding at June 30, 1999, 4,884,693 shares issued and
outstanding at December 31,1998
and October 31, 1998                                                    1,726,500               1,628,200               1,628,200

Additional paid in capital                                              5,609,100               5,591,800               5,591,800
Accumulated deficit                                                    (6,524,200)             (4,559,300)             (4,552,700)
Less treasury stock at cost, 992,565 shares                            (1,216,400)             (1,216,400)             (1,216,400)
                                                             ----------------------- ----------------------- -----------------------
          Total Stockholders' Equity                                    2,595,000               1,444,300               1,450,900
                                                             ----------------------- ----------------------- -----------------------

Commitments and Contingencies

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $        4,651,400      $        2,731,400      $        2,745,100
                                                             ======================= ======================= =======================


          See accompanying notes to consolidated financial statements.

                              E-SYNC NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                    June 30,
                                          -----------------------------------------------------
                                                        1999                       1998
                                          -------------------------- --------------------------
REVENUES
     Managed services                     $             811,800      $           1,095,100
     Professional services                              987,700                    858,000
                                          ---------------------      ---------------------
            Total revenues                            1,799,500                  1,953,100

COSTS AND EXPENSES
     Cost of managed services                           759,800                    595,500
     Cost of professional services                      643,800                    602,800
     Sales and marketing                                559,300                    288,800
     General & administrative                           616,900                    261,300
     Research and development                           218,300                    122,300
     Other expense, net                                   1,200                        600
     Interest (income) expense, net                      (5,300)                    11,900
                                          ----------------------     ---------------------

                                                      2,794,000                  1,883,200
                                          ---------------------      ---------------------

NET EARNINGS (LOSS)                       $            (994,500)     $              69,900
                                          ======================     =====================


EARNINGS (LOSS) PER COMMON SHARE:
     Basic                                         $ (.25)                     $ .02
     Diluted                                       $ (.25)                     $ .02

WEIGHTED AVERAGE NUMBER OF
SHARES USED IN PER SHARE
CALCULATION:
     Basic                                            4,049,628                  3,849,239
     Diluted                                          4,049,628                  4,125,370

                                                               Six Months Ended
                                                                   June 30,
                                          -----------------------------------------------------
                                                        1999                       1998
                                          -------------------------- --------------------------
REVENUES
     Managed services                     $           1,770,800      $           2,274,000
     Professional services                            1,625,800                  1,580,000
                                          ---------------------      ---------------------
            Total revenues                            3,396,600                  3,854,000

COSTS AND EXPENSES
     Cost of managed services                         1,419,500                  1,229,500
     Cost of professional services                    1,072,100                  1,162,900
     Sales and marketing                              1,025,900                    529,000
     General & administrative                         1,335,000                    536,200
     Research and development                           417,800                    250,700
     Other expense, net                                 101,000                      2,100
     Interest (income) expense, net                      (9,800)                    23,300
                                          ----------------------     ---------------------

                                                      5,361,500                  3,733,700
                                          ---------------------      ---------------------

NET EARNINGS (LOSS)                       $          (1,964,900)     $             120,300
                                          ======================     =====================


EARNINGS (LOSS) PER COMMON SHARE:
     Basic                                         $ (.49)                     $ .03
     Diluted                                       $ (.49)                     $ .03

WEIGHTED AVERAGE NUMBER OF
SHARES USED IN PER SHARE
CALCULATION:
     Basic                                            4,000,045                  3,846,846
     Diluted                                          4,000,045                  4,114,240


          See accompanying notes to consolidated financial statements.

                              E-SYNC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                               --------------------------------------------------
                                                                         1999                     1998
                                                               ---------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                             $        (1,194,900)     $          (124,400)

INVESTING ACTIVITIES:
     Capital expenditures                                                    (781,900)                 (97,600)
                                                                  --------------------     --------------------

Net cash used in investing activities                                        (781,900)                 (97,600)
                                                                  --------------------     --------------------

FINANCING ACTIVITIES:
     Payments on bank loan                                                     (3,200)                     -
     Proceeds from exercise of stock options                                   87,200                    1,000
     Proceeds from issuance of preferred stock and warrant                        -                        -
     Payments under capital lease obligations, net                            (33,100)                 (56,000)
                                                                  --------------------     --------------------

Net cash provided by (used in) financing activities                            50,900                  (55,000)
                                                                  -------------------      --------------------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                      (1,925,900)                (277,000)

Cash and cash equivalents at beginning of period                            3,043,500                  340,000
                                                                  -------------------      -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $         1,117,600      $            63,000
                                                                  ===================      ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the three months for:
      Interest                                                    $            23,600      $            20,300
                                                                  ===================      ===================
      Income Taxes                                                $              -  .      $              -  .
                                                                  ===================      ===================

     Non-cash investing activities:
      Capital lease obligations incurred for fixed asset
      acquisitions                                                $            73,600      $              -  .
                                                                  ===================      ===================

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                              --------------------------------------------------
                                                                       1999                      1998
                                                              ------------------------ -------------------------
NET CASH USED IN OPERATING ACTIVITIES                           $        (1,860,600)      $          (167,500)

INVESTING ACTIVITIES:
     Capital expenditures                                                  (858,800)                 (157,900)
                                                                --------------------      --------------------

Net cash used in investing activities                                      (858,800)                 (157,900)
                                                                --------------------      --------------------

FINANCING ACTIVITIES:
     Payments on bank loan                                                   (6,400)                      -
     Proceeds from exercise of stock options                                115,600                     1,000
     Proceeds from issuance of preferred stock and warrant                3,000,000                       -
     Payments under capital lease obligations, net                          (69,000)                  (74,900)
                                                                --------------------      --------------------

Net cash provided by (used in) financing activities                       3,040,200                   (73,900)
                                                                -------------------       --------------------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                       320,800                  (399,300)

Cash and cash equivalents at beginning of period                            796,800                   462,300
                                                                -------------------       -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $         1,117,600       $            63,000
                                                                ===================       ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the three months for:
      Interest                                                  $            32,834       $            33,100
                                                                ===================       ===================
      Income Taxes                                              $             1,000       $             1,000
                                                                ===================       ===================

     Non-cash investing activities:
      Capital lease obligations incurred for fixed asset
      acquisitions                                              $            73,600       $            73,000
                                                                ===================       ===================



          See accompanying notes to consolidated financial statements.

                              E-SYNC NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF ACCOUNTING

The consolidated balance sheet as of June 30, 1999, and December 31, 1998, and the related consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the three and six months ended June 30, 1999 and 1998 are unaudited. The balance sheet as of October 31, 1998 is derived from the audited financial statements as reported on the Company's Form 10-KSB for the period then ended. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of June 30, 1999 and December 31, 1998, and for the three and six months ended June 30, 1999, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998. The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998.

2. REORGANIZATION

At the Company's annual shareholders' meeting held on July 15, 1999, the shareholders approved the formation of E-Sync Networks, Inc., a Delaware corporation and (at the time) a wholly-owned subsidiary of Wiltek Inc., and the merger of Wiltek Inc. with and into E-Sync Networks, Inc., with the effect of
(i) changing the name of the issuer, (ii) changing the state of incorporation of the issuer and (iii) amending the Certificate of Incorporation and By-laws of the issuer (such events, collectively, the "Reorganization") The Reorganization was consummated on July 28, 1999. By virtue thereof, Wiltek Inc. was merged with and into E-Sync Networks, Inc. The financial statements discussed above, represent the balance sheets, consolidated statements of operations and cash flows of Wiltek, Inc. for the periods mentioned above; however, such financial statements have been renamed to E-Sync Networks, Inc. to reflect the current name of the Company at the time of filing of this report on Form 10-QSB.

3. SECURITIES PURCHASE AGREEMENT

On January 28, 1999, Commercial Electronics Capital Partnership, LP ("CECAP"), and a related entity, Commercial Electronics, L.L.C. (collectively, "Purchaser"), purchased 732,160 shares of common stock from three retiring directors at $.85 per share. In connection therewith, the Purchaser also purchased (i) 1,000,000 shares of convertible preferred stock with no par value, and (ii) a warrant to purchase up to 1,500,000 shares of the Company's common stock for 18 months at a price of $1.00 per share, for an aggregate cash consideration paid to the Company of $3,000,000. The convertible preferred stock is convertible into common stock at any time at the option of the holder on the basis of 2.5 shares of common stock for each share of preferred stock.

In connection with the aforementioned transaction, the Purchaser became the beneficial owner of 4,732,160 shares of the Company's authorized common stock, representing approximately 59% of the Company's outstanding common stock (assuming the conversion of Purchaser's preferred stock into common stock and the full exercise of the Purchaser's warrant to purchase common stock). Such beneficial ownership, along with the fact that the Purchaser's designees currently constitute a majority of the Company's Board of Directors, and the fact that Purchaser has the contractual right to retain control of the Company's Board of Directors, constituted a change in control of the Company from the retiring directors to the Purchaser and their director nominees. Utilization of the Company's net tax loss carry forwards will be significantly limited as a result of the change in control of the Company.

Pursuant to the Purchase Agreement, the Company signed a "Medical Benefit Letter" which obligates the Company to provide medical benefits to the three retiring directors and their spouses until they reach age 65 (dates ranging from September 12, 2004 to December 29, 2009). The Company's maximum obligation under the "Medical Benefit Letter" is $400,000. The Company initially recorded a liability approximating $260,000 representing the net present value of the maximum $400,000 medical benefit obligation. The Company was also required to deposit $250,000 in a Medical Escrow Fund to secure a portion of the Company's obligation under the "Medical Benefit Letter". The Company has classified the deposit of $250,000 as "other assets" in the accompanying balance sheet. The Company is entitled to withdraw from the medical escrow fund medical benefits paid pursuant to the "Medical Benefit Letter" on a quarterly basis. Such payments totaled $6,100 and $9,600 during the three and six months ended June 30, 1999, respectively, and were charged against the medical benefit obligation liability.

4. EARNINGS PER SHARE

For the periods presented in the consolidated statement of operations, the calculations of basic EPS and diluted EPS vary in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options and convertible preferred stock and common stock warrant.

Reconciliation of Basic and Diluted EPS computations:

                                                                                   Three Months Ended June 30,
                                                    ------------------------------------------------------------------------------
                                                                      1999                                      1998
                                                    ------------------------------------------ -----------------------------------
                                                                                     Per                                     Per
                                                        Income         Shares       Share         Income         Shares     Share
                                                        ------         ------       -----         ------         ------     -----
BASIC EPS
Income (Loss) available to Common Shareholders        $(994,500)      4,049,628     $(.25)       $  69,900      3,849,239   $.02

DILUTIVE EFFECT OF SECURITIES:
Stock Options                                             -               -                          -            276,131
                                                    -----------------------------              ----------------------------

DILUTED EPS
Income (Loss) available to Common Shareholders
  plus assumed conversions                            $(994,500)      4,049,628     $(.25)         $69,900      4,125,370   $.02
                                                    ========================================   ===================================

                                                                                  Six Months Ended June 30,
                                                    ------------------------------------------------------------------------------
                                                                      1999                                      1998
                                                    ------------------------------------------ -----------------------------------
                                                                                     Per                                     Per
                                                        Income         Shares       Share         Income         Shares     Share
                                                        ------         ------       -----         ------         ------     -----
BASIC EPS
Income (Loss) available to Common Shareholders        $(1,964,900)    4,000,045     $(.49)       $  120,300     3,846,846   $.03

DILUTIVE EFFECT OF SECURITIES:
Stock Options                                               -             -                           -           267,394
                                                    -----------------------------              ----------------------------

DILUTED EPS
Income (Loss) available to Common Shareholders
  plus assumed conversions                            $(1,964,900)    4,000,045     $(.49)         $120,300     4,114,240   $.03
                                                    ========================================   ===================================

Options to purchase 685,300 shares and 450,300 shares of common stock at prices ranging from $.25 to $2.94 were outstanding at March 31, 1999 and June 30, 1999, respectively. No options were issued in the six months ended June 30, 1999. One million convertible preferred shares and a common stock warrant to purchase 1,500,000 common shares were outstanding at June 30, 1999. All the stock options, convertible preferred shares and the common stock warrant were excluded from the calculation of Diluted EPS for the three and six months ended June 30, 1999, because the Company experienced a loss for those periods and inclusion of such securities would have had an anti-dilutive effect. Options to purchase 171,500 shares of common stock at prices ranging from $0.81 to $2.94 were excluded in the computation of Diluted EPS for the three and six months ended June30,1998 because the options' exercise price was greater than the average market price of the common shares.

5. COMMITMENTS AND CONTINGENCIES

The Company entered into a Loan and Security Agreement with People's Bank in June 1998, for a line of credit of $750,000 for working capital needs plus an additional term loan of up to $100,000 for purchases of equipment.

The working capital loan requires that interest be paid monthly on outstanding advances during the term of the loan at one quarter percent above prime and a fee on the unused portion of the loan will be payable quarterly at one quarter percent. The working capital facility was scheduled to expire on July 1, 1999, however the Company received an extension under the same terms and conditions until September 1, 1999.

Interest on advances under the term loan are payable monthly in arrears at one half percent above prime and the total of such advances outstanding at December 31, 1998 were converted to a term loan. The term of the loan is for thirty months payable in equal monthly principal payments of one thirtieth of the outstanding balance at December 31, 1998, plus interest payable monthly commencing January 31, 1999, at one half percent above prime on the outstanding principal balance. The amount outstanding under the term loan at December 31, 1998 and June 30, 1999 was approximately $31,900 and $25,500, respectively.

The related Security Agreement provides that the loans be secured by the Company's existing and future assets. Covenants under the Loan and Security Agreement provide that the Company's current ratio cannot be lower than 1.2, tangible net worth be at least $1,000,000 and the Company must achieve $100,000 net earnings for each six-month period on a rolling six-month basis. The Company was in technical default of the net earnings covenant for the three and six month periods ended June 30, 1999; however, the Company received notification from the bank indicating waiver of that default for the respective periods.

The Company's lease for its existing primary offices and data center in Norwalk, Connecticut will expire on December 31, 1999. On April 1, 1999, the Company entered into a fifteen year non-cancelable lease for 20,555 square feet of office space located in Trumbull, Connecticut. The Company intends to relocate their primary offices and data center to the Trumbull location during the course of the year. The Trumbull lease obligates the Company to base rent payments commencing January 1, 2000 of $267,215 per year in years 1-5, $308,325 per year in years 6-10 and $349,435 per year in years 11-15. The Company will record the lease expense ratably over the lease term.

6. BUSINESS SEGMENT INFORMATION

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

PROFESSIONAL SERVICES

Professional Services is a consulting systems design and integration services organization that provides legacy-to-Web application development and migration. As a Microsoft Solution Provider Partner, certified system engineers and Microsoft product specialists assist customers in designing and developing migration strategies to Microsoft BackOffice(R) products. They provide assistance for Windows NT(R), Exchange(R), Systems Management Server(R) (SNS), SNA Server(R), and internet/intranet deployment through Internet Information Server(R) (IIS). The Company's system engineers also provide design and integration services, whereby they assess customers' information, messaging, and connectivity needs, evaluate existing infrastructure architecture, define and test migration processes, and prepare enterprise-wide implementation plans. Then they develop tools, utilities and conversion software for directory support as well as design workflow automation solutions.

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

The following table presents the Company's business segment financial information:

                                                            THREE MONTHS ENDED JUNE 30,
                                                ------------------------  ------------------------
                                                         1999                      1998
                                                -----------------------   ------------------------
REVENUE:
   Managed services                               $           811,800       $         1,095,100
   Professional services                                      987,700                   858,000
   Corporate                                                        -                         -
                                                -----------------------   ------------------------
        Consolidated revenues                     $         1,799,500       $         1,953,100
                                                =======================   ========================

OPERATING INCOME (LOSS):
   Managed services                               $          (577,100)      $           122,500
   Professional services                                     (421,500)                  (40,100)
                                                -----------------------   ------------------------
   Operating income (loss) from segments                     (998,600)                   82,400
   Corporate expenses, net                                      1,200                       600
   Interest expense (income), net                              (5,300)                   11,900
                                                -----------------------   ------------------------
        Net earnings (loss)                       $          (994,500)      $            69,900
                                                =======================   ========================

DEPRECIATION AND AMORTIZATION:
   Managed services                               $            39,500       $            32,200
   Professional services                                        5,700                     5,700
   Corporate                                                   13,100                    14,600
                                                -----------------------   ------------------------
        Total depreciation and amortization       $            58,300       $            52,500
                                                =======================   ========================

CAPITAL EXPENDITURES:
   Managed services                               $           259,800       $            91,900
   Professional services                                       55,500                     3,000
   Corporate                                                  466,600                     2,700
                                                -----------------------   ------------------------
        Total capital expenditures                $           781,900       $            97,600
                                                =======================   ========================

                                                               SIX MONTHS ENDED JUNE 30
                                                ---------------------------------------------------
                                                         1999                       1998
                                                ------------------------   ------------------------
REVENUE:
   Managed services                               $         1,770,800        $         2,274,000
   Professional services                                    1,625,800                  1,580,000
   Corporate                                                        -                          -
                                                ------------------------   ------------------------
        Consolidated revenues                     $         3,396,600        $         3,854,000
                                                ========================   ========================

OPERATING INCOME (LOSS):
   Managed services                               $        (1,097,300)       $           268,100
   Professional services                                     (776,400)                  (122,400)
                                                ------------------------   ------------------------
   Operating income (loss) from segments                   (1,873,700)                   145,700
   Corporate expenses, net                                    101,000                      2,100
   Interest expense (income), net                              (9,800)                    23,300
                                                ------------------------   ------------------------
        Net earnings (loss)                       $        (1,964,900)       $           120,300
                                                ========================   ========================

DEPRECIATION AND AMORTIZATION:
   Managed services                               $            83,700        $            64,000
   Professional services                                       12,600                     11,600
   Corporate                                                   32,800                     29,400
                                                ------------------------   ------------------------
        Total depreciation and amortization       $           129,100        $           105,000
                                                ========================   ========================

CAPITAL EXPENDITURES:
   Managed services                               $           310,400        $           104,100
   Professional services                                       55,500                     28,800
   Corporate                                                  492,900                     25,000
                                                ------------------------   ------------------------
        Total capital expenditures                $           858,800        $           157,900
                                                ========================   ========================

IDENTIFIABLE ASSETS AT:                                JUNE 30, 1999           DECEMBER 31, 1998         OCTOBER 31, 1998
                                                  -----------------------   -----------------------   -----------------------
   Managed services                                 $         1,498,000       $         1,201,400       $         1,328,300
   Professional services                                        897,000                   453,500                   466,400
                                                  -----------------------   -----------------------   -----------------------
        Total assets for reportable segments                  2,395,100                 1,654,900                 1,794,700
   Corporate                                                  2,256,300                 1,076,500                   950,400
                                                  -----------------------   -----------------------   -----------------------
        Total assets                                $         4,651,400       $         2,731,400       $         2,745,100
                                                  =======================   =======================   =======================

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT OVERVIEW

The Company provides solutions for business-to business electronic communications in a secure seamless environment. Serving its Fortune 1000 customer base, the Company designs, implements and supports solutions that facilitate the sending and receiving of faxes and e-mail messages, managing directories, and making optimum use of web-based technologies. The operations of the Company are primarily conducted through two business segments, Managed services and Professional services.

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

Professional services is a consulting system design and integration services organization. As a Microsoft Solution Provider Partner, certified system engineers and Microsoft product specialists assist customers in designing and developing seamless migration strategies, and in the migration to Microsoft BackOffice(R) products. They provide assistance for Windows NT(R), Exchange(R), Systems Management Server(R) (SNS) SNA Server(R), and internet/intranet deployment through Internet Information Server(R) (IIS). The Company's system engineers also provide design and integration services, whereby they assess customers' information, messaging and connectivity needs, evaluate existing infrastructure architecture, define and test migration processes, and prepare enterprise-wide implementation plans. Then they develop tools, utilities and conversion software for directory support as well as design workflow automation solutions. The professional services organization also supplies clients with experienced project managers to scope, plan and coordinate virtually any information technology project.

In connection with the change in control discussed in note 3 to the financial statements, the Company received cash, access to technology and new management direction. Accordingly, management announced that it will invest heavily in expanding its e-commerce capabilities, products and services, and offer e-commerce solutions for its Fortune 1000 client base. Among the expansion initiatives, the Company will relocate its headquarters and data center to a new state of the art facility in Trumbull, Connecticut, increase its public relations and marketing activities and significantly expand its sales, professional services, research & development, and operations staff. Management believes these growth initiatives position the Company for tremendous growth in the competitive business-to-business e-commerce market and may continue to adversely impact the Company's earnings in the short term.

RESULTS OF OPERATIONS

Results of operations for the three and six months ended June 30, 1999 compared to the same periods last year was negatively impacted by increased costs related to the growth initiatives discussed above.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Period to period comparisons of revenues, cost of services and gross margins are summarized below:

                                                                      Three Months Ended
                                                                          June 30,
                     ---------------------------------------------------------------------------------------------------------------
                               Managed Services                      Professional Services                         Total
                     ------------------------------------ ------------------------------------- ------------------------------------
                            1999              1998                1999              1998                1999              1998
                            ----              ----                ----              ----                ----              ----
Revenue               $       811,800   $     1,095,100     $       987,700   $       858,000     $     1,799,500         1,953,100

Cost of services              759,800           595,500             643,800           602,800           1,403,600         1,198,300
                      ---------------   ---------------     ---------------   ---------------     ---------------   ---------------

Gross margin          $        52,000   $       499,600     $       343,900   $       255,200     $       395,900   $       754,800
                      ===============   ===============     ===============   ===============     ===============   ===============
Gross margin
  percent                    6%               46%                 35%               30%                 22%               39%

Revenues decreased by $153,600 or 8% for the three month period. The decrease resulted from lower managed services revenue of $283,300 partially offset by increased professional services revenue of $129,700. The decline in second quarter managed services revenue compared to the same period last year was primarily due to the discontinuance of customized outsourced messaging services by two large customers who elected in late 1998 to bring this function in-house.

Gross margin for managed services decreased in the comparative periods due to the loss of managed services contracts from higher margin customers, discussed above and increased costs associated with growth initiatives discussed above. Gross margin for professional services increased in the comparative periods principally because of the reduced use of higher cost subcontract consultants and increased revenue from higher margin consulting engagements.

Sales and marketing expenses increased by $270,500 or 94% for the three months ended June 30, 1999, compared to the same period last year. This represents 31% of total revenues for the three months ended June 30, 1999, compared to 15% of total revenues for the same period last year. The increase is primarily due to increased salaries, benefits, and recruiting costs related to the hiring of additional sales and marketing personnel. In addition, the Company incurred approximately $114,400 of non-recurring expenses related to several initiatives it has undertaken, including development of a new web site, and expansion of the sales and marketing departments. Additional cost increases pertain to increased marketing and public relation activities.

General and administrative expenses increased by $355,600 or 136% for the three months ended June 30, 1999, compared to the same period last year. The increase is the result of facility relocation expenses of $136,700 and higher professional fees, insurance costs, travel expenses and salaries and benefits related to the hiring of additional personnel in the current period.

Research and development expenses increased by $96,100 or 78% for the three months ended June 30, 1999, compared to the same period last year. The increase is primarily due to increased salaries, benefits, and recruiting costs related to the hiring of additional software engineering personnel.

Interest income is comprised of interest earned on cash in money market accounts and interest expense is comprised of interest costs pertaining to capitalized lease obligations and interest on the bank term loan payable. The decrease of $17,200 in interest expense (net of interest income) for the three months ended June 30, 1999, compared to the same period last year, was primarily the result of interest earned on $3,000,000 proceeds from the sale of equity securities.

The Company reported a net loss for the three months ended June 30, 1999 of $994,500 or $.25 per share compared to net earnings of $69,900 or $.02 per share, on a diluted basis, for the three months ended June 30, 1998. The decrease in net earnings of $1,064,400 over the comparative periods is primarily attributable to the company's growth initiatives discussed above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Period to period comparisons of revenues, cost of services and gross margins are summarized below:

                                                                        Six Months Ended
                                                                          June 30,
                     ---------------------------------------------------------------------------------------------------------------
                               Managed Services                      Professional Services                         Total
                     ------------------------------------ ------------------------------------- ------------------------------------
                            1999              1998                1999              1998                1999              1998
                            ----              ----                ----              ----                ----              ----
Revenue               $     1,770,800   $     2,274,000     $     1,625,800   $     1,580,000     $     3,396,600   $     3,854,000

Cost of services            1,419,500         1,229,500           1,072,100         1,162,900           2,491,600         2,392,400
                      ---------------   ---------------     ---------------   ---------------     ---------------   ---------------

Gross margin          $       351,300   $     1,044,500     $       553,700   $       417,100     $       905,000   $     1,461,600
                      ===============   ===============     ===============   ===============     ===============   ===============
Gross margin
  percent                 20%               46%                 34%               26%                 27%               38%

Revenues decreased by $457,400 or 12% for the six month period ended June 30 1999 compared to the same period last year. The decrease is primarily the result of lower managed services revenue of $503,200 partially offset by $129,700 of increased professional services revenue. Managed services revenue declined primarily due to the discontinuance of customized outsourced messaging services by two large customers who elected in late 1998 to bring this function in-house.

Gross margin for managed services decreased in the comparative periods mainly due to loss of messaging contracts from higher margin customers, discussed above and increased costs associated with growth initiatives discussed above. Gross margin for professional services increased in the comparative periods principally because of the reduced use of higher cost subcontract consultants and increased revenue from higher margin consulting engagements.

Sales and marketing expenses increased by $496,900 or 94% for the six months ended June 1999 compared to the same period last year. This represents 30% of total revenues for the six months ended June 30, 1999, compared to 14% for the same period last year. The increase is primarily due to increased salaries, benefits, and recruiting costs related to the hiring of additional sales and marketing personnel. In addition, the Company incurred approximately $211,400 of non-recurring expenses related to several initiatives it has undertaken, including development of a new web site, and expansion of the sales and marketing departments. Additional cost increases pertain to increased marketing and public relation activities.

General and administrative expenses increased by $798,800 or 149%, for the six months ended June 30, 1999, compared to the same period last year. The increase is primarily the result of a provision for medical benefit obligation of $260,000 for three retiring directors and their spouses as disclosed in note 3 to the financial statements and facility relocation expenses of $231,900. In addition, the Company experienced higher professional fees, insurance costs, travel expenses and salaries and benefits related to the hiring of additional personnel in the current period.

Research and development expenses increased by $167,100 or 67% for the six months ended June 30, 1999, compared to the same period last year. The increase is primarily due to increased salaries, benefits, and recruiting costs related to the hiring of additional software engineering personnel. In addition, the Company incurred an expenditure of approximately $60,000 for consulting services related to the Company's new encryption technology for secured messaging.

Other expense increased by $98,900, for the six months ended June 30, 1999, compared to the same period last year. The increase is mainly attributable to the identification and write-off of impaired equipment and leasehold improvements having no future value.

Interest income is comprised of interest earned on cash in money market accounts and interest expense is comprised of interest costs pertaining to capitalized lease obligations and interest on the bank term loan payable. The decrease of $33,100 in net interest expense for the six months ended June 30, 1999, compared to the same period last year, was primarily the result of interest earned on $3,000,000 proceeds from the sale of equity securities.

The Company reported a net loss for the six months ended June 30, 1999 of $1,964,900 or $.49 per share compared to net earnings of $120,300 or $.03 per share, on a diluted basis, for the six months ended June 30, 1998. The decrease in net earnings of $2,085,200 over the comparative periods is primarily attributable to the company's growth initiatives discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased during the three months ended June 30, 1999, by $1,925,900 from $3,043,500 at March 31, 1999. The decrease in cash was due to cash used in operating activities of $1,194,900 and cash used for capital expenditures of $781,900, partially offset by cash provided by financing activities of $50,900.

Cash and cash equivalents increased during the six months ended June 30, 1999, by $320,800 from $796,800 at December 31, 1998. The increase in cash was due to cash received from financing activities of $3,040,200 primarily from the sale of equity securities for $3,000,000, partially offset by cash used for capital expenditures of $858,800, and cash used in operating activities of $1,860,600.

During the three months ended June 30, 1999, the Company entered into a capital lease for computer equipment costing $73,600 with a 36 month lease term at an implied interest rate of 6.81%. The lease requires quarterly payments approximating $4,900 with an option to purchase the equipment at 1% of the original equipment cost at the end of the lease term.

The Company has spent approximately $.9 million on capital equipment and leasehold improvement/construction costs, primarily for its new offices and data center in Trumbull, Connecticut during the six months ended June 30, 1999. The Company intends to spend an additional estimated $1.4 million for capital equipment and leasehold improvement/construction costs for its Trumbull facility plus approximately $.9 million for capitalized software during the third and fourth quarters of 1999. The Company expects that it will be able to pay for these expenditures from (i) cash obtained from Commercial Electronics, LLC and Commercial Electronics Capital Partnership exercising their common stock warrant as described in note 3 to the financial statements (the warrant holders indicated that they intend to exercise the warrant by the end of August,1999),
(ii) cash generated from working capital and (iii) additional bank and lease financing. The Company also expects to raise cash through the sale of its equity securities.

YEAR 2000

The Company established a Year 2000 (Y2K) executive oversight committee in 1998, to review all of the Company's computer systems and programs as well as those of third parties whose data the Company relies on in any material respect. The objective of the review was to assess the ability of the computer systems and programs to process transactions in the year 2000 and to implement remedial solutions to preclude interruption of the Company's business operations and services to its suppliers and customers. Part of the remediation process includes transitioning customers from and retirement of Y2K non-compliant legacy systems. The legacy system transitioning process is substantially complete with final verification and testing to be completed during the third quarter of 1999. The Company has also contacted all of its hardware and software component suppliers and has received responses from all verifying Y2K readiness. While systems testing and remediation for the Company's Y2K project is substantially complete, management anticipates post remediation testing to continue during the third quarter 1999 with one hundred percent testing and compliance achieved on or before October 31, 1999.

The Company budgeted approximately $100,000 through the year 1999 for the Y2K compliance program, $75,000 of which is for internal labor. Nominal expenditures, primarily for maintenance, will be made beyond the year 2000.

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

The variables which may cause differences include, but are not limited to, the following general economic and business conditions: competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; and changes in, or failure to comply with, government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In the light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and exceptions of the Company will be achieved.

Item 2.      Changes in securities and use of proceeds

             None

Item 6.      Exhibits and reports on Form 8-K

      (a)    Exhibits

            Exhibit Number           Description of Exhibit
            --------------           ----------------------
                  27                 Financial Data Schedule (filed separately herewith)

      (b)    Reports on Form 8-K

             The Company filed a current report on Form 8-K dated August 6, 1999 which disclosed that effective on July 28, 1999, Wiltek, Inc., a Connecticut Corporation ("Wiltek"), was merged with and into its wholly-owned subsidiary, E-Sync Networks, Inc., a Delaware corporation ("E-Sync"), pursuant to an Agreement and Plan of Merger dated July 15, 1999, by and between Wiltek and E-Sync (the "Merger Agreement").

             Pursuant to the terms of the Merger Agreement, E-Sync is the surviving corporation (the "Surviving Corporation"). Pursuant to the Merger Agreement, each share of Wiltek Common Stock, no par value, was converted into one fully paid and nonassessable share of the Surviving Corporation Series A Preferred Stock, $.01 par value per share.

             The Certificate of Incorporation of E-Sync has become the Certificate of Incorporation of the Surviving Corporation, and the By-laws of E-Sync have become the By-laws of the Surviving Corporation. In addition, Wiltek's 1999 Long-Term Incentive Plan has been re-named "E-Sync Networks, Inc.'s 1999 Long-Term Incentive Plan", and applies to the Surviving Corporation in the same manner as it applied to Wiltek.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Date:  August 12, 1999                      E-SYNC NETWORKS, INC.




                                    /s/  Walter Keisch
                                         ---------------------------------------
                                         Walter Keisch, Vice President Finance
                                         and CFO