Form 10QSB
period 1999-09-30
E SYNC NETWORKS INC
filed 1999-11-15
CIK 107559

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


            (Mark one)
              [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999


               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                                THE EXCHANGE ACT


      For the transition period from ________________ to _________________

                          Commission file number 0-2401
                                                 ------

                              E-SYNC NETWORKS, INC
                              --------------------
        (Exact name of small business issuer as specified in its charter)

                         Delaware                           06-0625999
                         --------                           ----------
              (State or other jurisdiction of              (IRS Employer
              incorporation or organization)             Identification No.)

                       35 Nutmeg Drive, Trumbull, CT 06611
                       -----------------------------------
                    (Address of principal executive offices)
                                 (203) 601-3000
                                 --------------
                           (Issuer's telephone number)

                      542 Westport Ave., Norwalk, CT 06851
                      ------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report)


        Check whether the issuer (1) filed all reports required to be filed by
        Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X   No
                                        ---     ---

        State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                  Class                     Outstanding at October 31, 1999
                  -----                     -------------------------------
       Common Stock Par Value $.01                  5,738,928 shares
  Series A Preferred Stock No Par Value             1,000,000 shares

                             E-SYNC NETWORKS, INC.


                                     INDEX


                                                                                                           Page No.
                                                                                                           --------


PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets at
              September 30, 1999 (unaudited), December 31, 1998 (unaudited)
              and October 31, 1998 (audited)                                                                 3


        Condensed Consolidated Statements of Operations (unaudited)
              For the Three and Nine Months Ended September 30, 1999 and 1998                                5

        Condensed Consolidated Statements of Cash Flows (unaudited)
              For the Nine Months Ended September 30, 1999 and 1998                                          6

        Notes to Condensed Consolidated Financial Statements                                                 7


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                                           12


PART II. OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds                                                           16


Item 6. Exhibits and Reports on Form 8-K                                                                    16

                         PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements.
                             E-SYNC NETWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30,  DECEMBER 31,  OCTOBER 31,
                                                                1999           1998          1998
                                                            -------------  ------------  ------------
                                                                    (UNAUDITED)           (AUDITED)
ASSETS

Current Assets:

    Cash and cash equivalents                                $ 2,339,500   $   796,800   $   667,900
    Accounts receivable, less allowance
     for doubtful accounts of $112,000 at September 30,
     1999 and $35,000 at December 31, 1998 and October
     31, 1998                                                  1,299,400       932,500     1,073,600
    Note receivable                                               75,000             -             -
    Other current assets                                         126,200       115,500       106,400
                                                            ------------   -----------   -----------
         Total Current Assets                                  3,840,100     1,844,800     1,847,900

Equipment, net                                                 3,350,000       886,600       897,200
Other assets                                                     250,000             -             -
                                                            ------------   -----------   -----------
         TOTAL ASSETS                                        $ 7,440,100   $ 2,731,400   $ 2,745,100
                                                            ============   ===========   ===========


                             E-SYNC NETWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                            SEPTEMBER 30,  DECEMBER 31,  OCTOBER 31,
                                                                1999           1998          1998
                                                            -------------  ------------  ------------
                                                                    (UNAUDITED)           (AUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Term loan payable, current portion                       $   762,800   $    12,800   $         -
    Obligations under capital leases, current portion            113,700       125,900       134,700
    Accounts payable and accrued expenses                      2,954,700       928,000       945,300
    Medical benefits obligation, current portion                  26,400             -             -
    Deferred revenue                                                   -       127,000       121,800
    Other current liabilities                                  1,706,400             -             -
                                                            ------------   -----------   -----------
         Total Current Liabilities                             5,564,000     1,193,700     1,201,800

    Term loan payable, less current portion                        9,600        19,100             -
    Obligations under capital leases, less current portion        50,700        74,300        92,400
    Medical benefits obligation, less current portion            217,600             -             -
                                                            ------------   -----------   -----------
            Total Liabilities                                  5,841,900     1,287,100     1,294,200

Stockholders' Equity:
Series A Convertible Preferred Stock, stated value $.01
per share, 1,000,000 shares authorized, issued and
outstanding                                                       10,000             -             -
Common Stock, par value $.01 per share,
9,000,000 shares authorized, 6,731,493 shares issued and
outstanding at September  30, 1999, 4,884,693 shares
issued and outstanding, stated value $.33 1/3 per share, at
December 31,1998 and October 31, 1998                             67,300     1,628,200     1,628,200
Additional paid in capital                                    11,789,500     5,591,800     5,591,800
Accumulated deficit                                           (9,052,200)   (4,559,300)   (4,552,700)
Less treasury stock at cost, 992,565 shares                   (1,216,400)   (1,216,400)   (1,216,400)
                                                            ------------   -----------   -----------
         Total Stockholders' Equity                            1,598,200     1,444,300     1,450,900
                                                            ------------   -----------   -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 7,440,100   $ 2,731,400   $ 2,745,100
                                                            ============   ===========   ===========


     See accompanying notes to condensed consolidated financial statements.

                              E-SYNC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                       Three Months Ended        Nine Months Ended
                                         September 30,             September 30,
                                    ------------------------  ------------------------
                                        1999         1998         1999         1998
                                    ------------  ----------  ------------  ----------
REVENUES

    Managed services                $   756,800   $1,057,400  $ 2,527,600   $3,331,300
    Professional services             1,002,100      747,000    2,627,900    2,327,100
                                    ------------  ----------  ------------  ----------
            Total revenues            1,758,900    1,804,400    5,155,500    5,658,400

COSTS AND EXPENSES
    Cost of managed services          1,037,600      582,500    2,457,100    1,812,100
    Cost of professional services       872,700      524,500    1,944,800    1,687,400
    Sales and marketing                 727,700      231,500    1,753,500      760,500
    General & administrative          1,260,100      267,700    2,595,100      803,900
    Product development                 375,100      124,600      792,900      375,300
    Other expense, net                    1,400        3,200      102,400        5,300
    Interest (income) expense, net       11,700       14,400        1,900       37,700
                                    ------------  ----------  ------------  ----------
                                      4,286,300    1,748,400    9,647,700    5,482,200
                                    -----------   ----------  -----------   ----------
NET INCOME (LOSS)                   $(2,527,400)  $   56,000  $(4,492,200)  $  176,200
                                    ===========   ==========  ===========   ==========
EARNINGS (LOSS) PER COMMON SHARE:
    Basic                           $      (.52)  $      .01  $     (1.05)  $      .05
    Diluted                         $      (.52)  $      .01  $     (1.05)  $      .05

WEIGHTED AVERAGE NUMBER OF SHARES
USED IN PER SHARE CALCULATION:
    Basic                             4,834,499    3,866,350    4,278,196    3,856,347
    Diluted                           4,834,499    4,212,071    4,278,196    4,154,149


     See accompanying notes to condensed consolidated financial statements.

                              E-SYNC NETWORKS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,

                                                                                      ------------------------
                                                                                          1999         1998
                                                                                      ------------  ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                   $(2,684,800)  $ 282,900

INVESTING ACTIVITIES:
    Capital expenditures                                                               (2,756,400)   (243,900)
                                                                                      -----------   ---------
Net cash used in investing activities                                                  (2,756,400)   (243,900)
                                                                                      -----------   ---------
FINANCING ACTIVITIES:
    Net borrowings from bank                                                              740,400      50,000
    Proceeds from exercise of employee stock options                                      116,000      12,000
    Proceeds from issuance of preferred stock, warrants and common stock upon
    exercise of warrants                                                                4,531,200           -
    Proceeds prior to and in anticipation of future sale of Series B Preferred Stock    1,706,400           -
    Payments under capital lease obligations                                             (110,100)   (122,900)
                                                                                      -----------   ---------
Net cash provided by (used in) financing activities                                     6,983,900     (60,900)
                                                                                      -----------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,542,700     (21,900)

Cash and cash equivalents at beginning of period                                          796,800     462,300
                                                                                      -----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 2,339,500   $ 440,400
                                                                                      ===========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for:
      Interest                                                                        $    39,600   $  50,000
                                                                                      ===========   =========
      Income Taxes                                                                    $     4,000   $   2,000
                                                                                      ===========   =========
    Non-cash investing activities:
      Capital lease obligations incurred for fixed asset acquisitions                 $    73,600   $  99,100
                                                                                      ===========   =========


     See accompanying notes to condensed consolidated financial statements.

                              E-SYNC NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND BASIS OF ACCOUNTING

The condensed consolidated balance sheet as of September 30, 1999, and December 31, 1998, and the related condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, are unaudited. The balance sheet as of October 31, 1998 is derived from the audited financial statements as reported on the Company's Form 10-KSB for the period then ended. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of September 30, 1999 and December 31, 1998, and for the three and nine month periods ended September 30, 1999, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998. The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

2.  CASH

For the purposes of cash flows, the Company considers all highly liquid instruments including money market funds and certificates of deposit with original maturities of three months or less to be cash equivalents. The cash and cash equivalents reported on the balance sheet at September 30, 1999 includes $1,706,400 of funds paid to the Company related to an issuance of the Company's newly-created Series B Preferred Stock that was completed subsequent to the close of the Company's third quarter.

3. REORGANIZATION

At the Company's annual shareholders' meeting held on July 15, 1999, the shareholders approved the formation of E-Sync Networks, Inc., a Delaware corporation and (at the time) a wholly-owned subsidiary of Wiltek Inc., and the merger of Wiltek Inc. with and into E-Sync Networks, Inc., with the effect of
(i) changing the name of the issuer, (ii) changing the state of incorporation of the issuer and (iii) amending the Certificate of Incorporation and By-laws of the issuer (such events, collectively, the "Reorganization"). The Reorganization was completed on July 28, 1999. By virtue thereof, Wiltek Inc. was merged with and into E-Sync Networks, Inc., in essence changing the name and state of incorporation of the Company. The financial statements discussed above represent the balance sheets, consolidated statements of operations and cash flows of Wiltek, Inc. for the periods prior to the Reorganization; however, such financial statements have been renamed to E-Sync Networks, Inc. to reflect the current name of the Company at the time of filing of this report on Form 10-QSB.

4. SECURITIES PURCHASE AGREEMENT

On January 28, 1999, Commercial Electronics Capital Partnership, LP ("CECAP"), and a related entity, Commercial Electronics, L.L.C. (collectively, "Purchaser"), purchased 732,160 shares of common stock from three retiring directors at $.85 per share. In connection therewith, the Purchaser also purchased (i) 1,000,000 shares of Series A Convertible Preferred Stock with no par value, and (ii) a warrant to purchase up to 1,500,000 shares of the Company's common stock for 18 months at a price of $1.00 per share, for an aggregate cash consideration paid to the Company of $3,000,000. The Series A Convertible Preferred Stock is convertible into common stock at any time at the option of the holder on the basis of 2.5 shares of common stock for each share of preferred stock.

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

Pursuant to the Purchase Agreement, the Company signed a "Medical Benefit Letter" which obligates the Company to provide medical benefits to the three retiring directors and their spouses until they reach age 65 (dates ranging from September 12, 2004 to December 29, 2009). The Company's maximum obligation under the "Medical Benefit Letter" is $400,000. The Company initially recorded a liability approximating $260,000 representing the net present value of the maximum $400,000 medical benefit obligation. The Company was also required to deposit $250,000 in a Medical Escrow Fund to secure a portion of the Company's obligation under the "Medical Benefit Letter". The Company has classified the deposit of $250,000 as "other assets" in the accompanying balance sheet. The Company is entitled to withdraw from the medical escrow fund medical benefits paid pursuant to the "Medical Benefit Letter" on a quarterly basis. Such payments totaled $6,400 and $16,000 during the three and nine months ended September 30, 1999, respectively, and were charged against the medical benefit obligation liability.

5. EARNINGS PER SHARE

For the periods presented in the consolidated statement of operations, the calculations of basic EPS and diluted EPS vary in some instances in that the weighted average shares outstanding assuming dilution includes the incremental effect of stock options and convertible preferred stock and common stock warrants.

Reconciliation of Basic and Diluted EPS computations:

                                                              Three Months Ended September 30,
                                             -------------------------------------------------------------------
                                                            1999                              1998
                                             ----------------------------------  -------------------------------
                                                Income      Shares    Per Share   Income     Shares    Per Share
                                             ------------  ---------  ---------  ---------  ---------  ---------
BASIC EPS
Income (Loss) available to Common
Shareholders                                 $(2,527,400)  4,834,499    $ (.52)   $ 56,000  3,866,350       $.01

DILUTIVE EFFECT OF SECURITIES:
Stock Options                                          -           -                     -    345,720
                                             -----------   ---------             ---------  ---------
DILUTED EPS

Income (Loss) available to Commons
 Shareholders plus assumed conversions       $(2,527,400)  4,834,499    $ (.52)   $ 56,000  4,212,071       $.01
                                             ===========   =========  ========   =========  =========  =========


                                                               Nine Months Ended September 30,
                                             -------------------------------------------------------------------
                                                            1999                              1998
                                             ----------------------------------  -------------------------------
                                                Income      Shares    Per Share   Income     Shares    Per Share
                                             ------------  ---------  ---------  ---------  ---------  ---------
BASIC EPS
Income (Loss) available to Common
 Shareholders                                $(4,492,200)  4,278,196    $(1.05)   $176,200  3,853,347       $.05

DILUTIVE EFFECT OF SECURITIES:
Stock Options                                          -           -                     -    300,802
                                             -----------   ---------             ---------  ---------
DILUTED EPS

Income (Loss) available to Common
 Shareholders plus assumed conversions       $(4,492,200)  4,278,196    $(1.05)   $176,200  4,154,149       $.05
                                             ===========   =========  ========   =========  =========  =========

Options to purchase 398,500 shares and 698,300 shares of common stock at prices ranging from $.25 to $2.94 were outstanding at September 30, 1999 and 1998, respectively. No options were issued in the nine months ended September 30, 1999. One million Series A Convertible Preferred Shares were outstanding at September 30, 1999. All the stock options and convertible preferred shares were excluded from the calculation of Diluted EPS for the three and nine months ended September 30, 1999, because the Company experienced a loss for those periods and inclusion of such securities would have had an anti-dilutive effect. Options to purchase 146,500 shares of common stock at prices ranging from $0.87 to $2.94 were excluded in the computation of Diluted EPS for the three months ended September 30, 1998 because the options' exercise price was greater than the average market price of the common shares. Options to purchase 286,968 shares of common stock at prices ranging from $0.81 to $2.94 were excluded in the computation of Diluted EPS for the nine months ended September 30, 1998 because the options' exercise price was greater than the average market price of the common shares.

6. COMMITMENTS AND CONTINGENCIES

The Company entered into a Loan and Security Agreement with a commercial lender in June 1998, for a line of credit of $750,000 for working capital needs plus an additional term loan of up to $100,000 for purchases of equipment.

The working capital loan requires that interest be paid monthly on outstanding advances during the term of the loan at one quarter percent above prime and a fee on the unused portion of the loan will be payable quarterly at one quarter percent. The working capital facility was scheduled to expire on July 1, 1999, however the Company received an extension under the same terms and conditions until November 15, 1999. In October 1999, the Company repaid $250,000 of the line of credit, and the facility amount available was reduced by the same amount.

Interest on advances under the term loan are payable monthly in arrears at one half percent above prime and the total of such advances outstanding at December 31, 1998 were converted to a term loan. The term of the loan is for thirty months payable in equal monthly principal payments of one thirtieth of the outstanding balance at December 31, 1998, plus interest payable monthly commencing January 31, 1999, at one half percent above prime on the outstanding principal balance. The amount outstanding under the term loan at December 31, 1998 and September 30, 1999 was approximately $31,900 and $22,400, respectively.

The related Security Agreement provides that the loans be secured by the Company's existing and future assets. Covenants under the Loan and Security Agreement provide that the Company's current ratio cannot be lower than 1.2, tangible net worth be at least $1,000,000 and the Company must achieve $100,000 net earnings for each six-month period on a rolling six-month basis. The Company was in default of the current ratio and net earnings covenants at and for the period ended September 30, 1999; however, the Company received notification from the bank indicating waiver of those defaults.

The Company's lease for its former primary offices and data center in Norwalk, Connecticut will expire on December 31, 1999. On April 1, 1999, the Company entered into a fifteen year non-cancelable lease for 20,555 square feet of office space located in Trumbull, Connecticut. In August 1999, the Company relocated their primary offices to the Trumbull location. The Company plans to complete the move of its data center during the course of the year. The Trumbull lease obligates the Company to base rent payments commencing January 1, 2000 of $267,215 per year in years 1-5, $308,325 per year in years 6-10 and $349,435 per year in years 11-15. The Company will record the rent expense ratably over the lease term.

7. SUBSEQUENT EVENTS

On November 8, 1999, the Company acquired 100% of the outstanding stock of Braincraft Learning Technologies, Inc. in exchange for $250,000 of cash and 671,676 shares of the Company's common stock. Braincraft is a leading provider of web-based corporate communication and training tools to major enterprise clients. The addition of Braincraft enables the Company to leverage Braincraft's expertise in the development of innovative communications solutions across internal and external settings.

On November 10, 1999, the Company completed a $10,000,000 private placement of a newly-created Series B Preferred Stock. The Company sold 1,590,909 shares of Series B Preferred Stock, each convertible into one share of the Company's common stock (subject to adjustment upon the occurrence of certain events) for $7,000,000 ($4.40 per share), and sold a European investor $3,000,000 of the preferred stock of the Company's U.K. subsidiary (which preferred stock is, at the option of the investor, exchangeable into 681,818 additional shares of the Series B Preferred Stock). The proceeds will be used to repay outstanding debt which is now due, provide working capital, and to fund operating losses related to the investment in the growth initiatives the Company has undertaken. As of September 30, 1999 the Company had received $1.7 million of the stock offering amount, and recorded such amount as a current liability as of such date.

8. BUSINESS SEGMENT INFORMATION

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

MANAGED SERVICES

Managed services provides customers with hosted global messaging services for e-mail, fax, directory services, and remote management services supported by a Company owned and operated, 24-hours-a-day, 7-days-a-week data center and help desk that assures reliable and safe electronic communications. Messaging services includes (i) TotalMail that provides user access to e-mail, shared calendar scheduling, distribution lists and folders, and (ii) Hosting Services, whereby the Company will maintain customers' mail servers and run the e-mail function remotely at one of its sites. Fax services includes (i) Application to Fax which simultaneously delivers computer generated files from mainframe or PC-based applications to one or many facsimile devices worldwide, (ii) Mailfax, which sends faxes and attachments via e-mail, and (iii) Inbound Fax, which allows receipt of inbound faxes at the desktop via e-mail. Directory Services allows customers to outsource the management of their corporate data directories via the Company's custom-designed directory solutions products. The Company also offers secure e-mail and fax messaging services through public key infrastructure (PKI), digital certificates, and SmartCard authentication products. The Company provides constant verification and analysis of multiple network resources, and monitors network traffic and bandwidth, and file and mail servers.

PROFESSIONAL SERVICES

Professional Services is a consulting systems design and integration services organization that provides legacy-to-Web application development and migration. As a Microsoft Solution Provider Partner, certified system engineers and Microsoft product specialists assist customers in designing and developing migration strategies to Microsoft BackOffice(R) products. They provide assistance for Windows NT(R), Exchange(R), Systems Management Server(R) (SNS), SNA Server(R), and internet/intranet deployment through Internet Information Server(R) (IIS). The Company's system engineers also provide design and integration services, whereby they assess customers' information, messaging, and connectivity needs, evaluate existing infrastructure architecture, define and test migration processes, and prepare enterprise-wide implementation plans. They also develop tools, utilities and conversion software for directory support and design workflow automation solutions. The professional services organization also supplies clients with experienced project managers to scope, plan and coordinate virtually any information technology project.

Identifiable assets by segment are those assets that are used in the operations of each segment as well as the accounts receivable generated by each segment. Corporate assets consist primarily of cash and cash equivalents, short term investments, prepaid expenses, and corporate furniture, fixtures, and equipment. Capital expenditures are comprised primarily of additions to data processing equipment, furniture and fixtures, and leasehold improvements.

The following table presents the Company's business segment financial information:

                                            THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30
                                          -------------------------------------   ---------------------------------
                                                 1999               1998                1999             1998
                                          ------------------  -----------------   ----------------  ---------------
REVENUE:
 Managed services                              $   756,800         $1,057,400        $ 2,527,600       $3,331,300
 Professional services                           1,002,100            747,000          2,627,900        2,327,100
                                          ------------------  -----------------   ----------------  ---------------
    Consolidated revenues                       $ 1,758,900         $1,804,400        $ 5,155,500       $5,658,400
                                          ==================  =================   ================  ===============

OPERATING INCOME (LOSS):
 Managed services                               $(1,352,900)        $  109,300        $(2,450,100)      $  377,200
 Professional services                           (1,161,400)           (35,700)        (1,937,800)        (158,000)
                                          ------------------  -----------------   ----------------  ---------------
 Operating income (loss) from segments           (2,514,300)            73,600         (4,387,900)         219,200
 Corporate expenses, net                             (1,400)            (3,200)          (102,400)          (5,300)
 Interest expense (income), net                     (11,700)           (14,400)            (1,900)         (37,700)
                                          ------------------  -----------------   ----------------  ---------------
    Net earnings (loss)                         $(2,527,400)        $   56,000        $(4,492,200)      $  176,200
                                          =================   ================   ================  ===============

DEPRECIATION AND AMORTIZATION:
 Managed services                               $    61,900         $   30,300        $   145,600       $   96,900
 Professional services                                8,900              6,600             21,500           18,200
 Corporate                                           67,900             16,600            125,900           43,400
                                          ------------------  -----------------   ----------------  ---------------
    Total depreciation and amortization         $   138,700         $   53,500        $   293,000       $  158,500
                                          ==================  =================   ===============   ===============

CAPITAL EXPENDITURES:
 Managed services                              $   460,700         $   71,600        $   771,100       $  175,700
 Professional services                              12,700             12,000             68,200           40,800
 Corporate                                       1,429,900              2,500          1,917,100           27,400
                                          ------------------  -----------------  ----------------  ---------------
    Total capital expenditures                  $ 1,903,300         $   86,100       $ 2,756,400       $  243,900
                                          ==================  =================  ================  ===============


IDENTIFIABLE ASSETS AT:                   SEPTEMBER 30, 1999  DECEMBER 31, 1998  OCTOBER 31, 1998
                                          ------------------  -----------------  ----------------
 Managed services                               $ 2,680,500         $1,201,400       $ 1,328,300
 Professional services                              812,100            453,500           466,400
                                          -----------------   ----------------   ---------------
    Total assets for reportable segments          3,492,600          1,654,900         1,794,700
 Corporate                                        3,947,500          1,076,500           950,400
                                          -----------------   ----------------   ---------------
    Total assets                                $ 7,440,100         $2,731,400       $ 2,745,100
                                          =================   ================   ===============

Item 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Results of operations for the three and nine months ended September 30, 1999 compared to the same periods last year was negatively impacted by increased costs related to the growth initiatives discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Period to period comparisons of revenues, cost of services and gross margins are summarized below:

                                           Three Months Ended
                                              September 30,

             ------------------------------------------------------------------------------------
                   Managed Services      Professional Services             Total




             ------------------------------------------------------------------------------------
                   1999          1998         1999         1998          1999        1998
                   ----          ----         ----         ----          ----        ----

Revenue        $   756,800   $ 1,057,400   $ 1,002,100   $ 747,000   $  1,758,900     1,804,400

Cost of
services         1,037,600      582,500       872,700      524,500     1,910,300      1,107,000
                 ---------      -------       -------      -------     ---------      ---------

Gross margin   $  (280,800)  $  474,900    $  129,400    $ 222,500   $  (151,400)    $  697,400
               = ==========  =  =======    =  =======    = =======   = ==========    =  =======

Gross margin
  percent         (37%)        45%          13%            30%         (9%)            39%


Revenues decreased by $45,500 or 3% for the three-month period. The decrease resulted from lower managed services revenue of $300,600 partially offset by increased professional services revenue of $255,100. The decline in third quarter managed services revenue compared to the same period last year was primarily due to the decision to end support for older technology platforms that are no longer part of the Company's strategic focus.

Gross margin for managed services decreased in the comparative periods due to the change in technology platform focus and increased costs associated with growth initiatives discussed above. Gross margin for professional services also decreased in the comparative periods principally due to increased costs associated with the previously discussed growth initiatives.

Sales and marketing expenses increased by $496,200 or 214% for the three months ended September 30, 1999, compared to the same period last year. This represents 41% of total revenues for the three months ended September 30, 1999, compared to 13% of total revenues for the same period last year. The increase is primarily due to increased salaries, benefits, and recruiting costs related to the hiring of additional sales and marketing personnel. During the quarter, and for the remainder of the year, the Company is experiencing higher rent expense during the transition period to its new facilities. (The Company's rent expense is allocated among sales and marketing expenses, general and administrative expenses and product development expenses.) Additional cost increases pertain to higher marketing and public relations spending to position the Company's new and expanded products and services.

General and administrative expenses increased by $992,400 or 371% for the three months ended September 30, 1999, compared to the same period last year. The increase is the result of facility relocation expenses of $262,500 and higher professional fees, insurance costs, travel expenses and salaries, benefits and recruiting costs related to the hiring of additional personnel in the current period. During the quarter, and for the remainder of the year, the Company is experiencing higher rent expense during the transition period related to its new facilities.

Product development expenses increased by $250,500 or 201% for the three months ended September 30, 1999, compared to the same period last year. The increase is primarily due to increased salaries, benefits, and recruiting costs related to the hiring of additional software engineering personnel in support of increased development activities. During the quarter, and for the remainder of the year, the Company is experiencing higher rent expense during the transition period related to its new facilities.

Interest income is comprised of interest earned on cash in money market accounts and interest expense is comprised of interest costs pertaining to capitalized lease obligations and interest on the bank term loan payable. The decrease of $2,700 in interest expense (net of interest income) for the three months ended September 30, 1999, compared to the same period last year, was primarily the result of increased interest income in the period due to higher cash balances.

The Company reported a net loss for the three months ended September 30, 1999 of $2,527,400 or $.52 per share compared to net income of $56,000 or $.01 per share, on a diluted basis, for the three months ended September 30, 1998. The decrease in net earnings of $2,583,400 over the comparative periods is primarily attributable to the Company's growth initiatives discussed previously.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Period to period comparisons of revenues, cost of services and gross margins are summarized below:

                                          Nine Months Ended
                                            September 30,




                 ------------------------------------------------------------------------------------------
                         Managed Services             Professional Services              Total




                 ------------------------------------------------------------------------------------------

                      1999           1998            1999          1998            1999          1998
                      ----           ----            ----          ----            ----          ----

Revenue           $  2,527,600   $  3,331,300    $  2,627,900  $  2,327,100   $   5,155,500  $  5,658,400


Cost of
services             2,457,100      1,812,100       1,944,800     1,687,400       4,401,900     3,499,500
                     ---------      ---------       ---------     ---------       ---------     ---------

Gross margin      $     70,500   $  1,519,200    $    683,100  $    639,700   $     753,600  $  2,158,900
                  =     ======   =  =========    =    =======  =    =======   =     =======  =  =========


Gross margin
  percent            3%             46%            26%           28%            15%            38%



Revenues decreased by $502,900 or 9% for the nine month period ended September 30 1999 compared to the same period last year. The decrease is primarily the result of lower managed services revenue of $803,700 partially offset by $300,800 of increased professional services revenue. Managed services revenue declined primarily due to the decision to end support for older technology platforms that are no longer part of the Company's strategic focus.

Gross margin for managed services decreased in the comparative periods mainly due to the change in technology platform focus and increased costs associated with growth initiatives discussed above. Gross margin for professional services decreased slightly in the comparative periods principally due to increased costs associated with growth initiatives discussed above, partially offset by a reduction in the use of higher cost subcontract consultants and increased revenue from higher margin consulting engagements.

Sales and marketing expenses increased by $993,000 or 131% for the nine months ended September 1999 compared to the same period last year. This represents 34% of total revenues for the nine months ended September 30, 1999, compared to 13% for the same period last year. The increase is primarily due to increased salaries, benefits, and recruiting costs related to the hiring of additional sales and marketing personnel. In addition, the Company incurred approximately $211,400 of non-recurring expenses related to several initiatives it has undertaken, including development of a new web site, and expansion of the sales and marketing departments. Additional cost increases pertain to higher marketing and public relations spending to position the Company's new and expanded products and services.

General and administrative expenses increased by $1,791,200, or 223%, for the nine months ended September 30, 1999, compared to the same period last year. The increase is primarily the result of a provision for medical benefit obligation of $260,000 for three retiring directors and their spouses as disclosed in note 3 to the financial statements and facility relocation expenses of $494,400. In addition, the Company experienced higher professional fees, insurance costs, travel expenses and salaries, benefits, and employment related to the hiring of additional personnel in the current period.

Product development expenses increased by $417,600 or 111% for the nine months ended September 30, 1999, compared to the same period last year. The increase is primarily due to increased salaries, benefits, and recruiting costs related to the hiring of additional software engineering personnel to support increased development activities.

Other expense increased by $97,100, for the nine months ended September 30, 1999, compared to the same period last year. The increase is mainly attributable to the identification and write-off during the facilities relocation of impaired equipment and leasehold improvements having no future value.

Interest income is comprised of interest earned on cash in money market accounts and interest expense is comprised of interest costs pertaining to capitalized lease obligations and interest on the bank term loan payable. The decrease of $35,800 in net interest expense for the nine months ended September 30, 1999, compared to the same period last year, was primarily the result of interest earned on the proceeds from the sale of equity securities.

The Company reported a net loss for the nine months ended September 30, 1999 of $4,492,200 or $1.05 per share compared to net earnings of $176,200 or $.05 per share, on a diluted basis, for the nine months ended September 30, 1998. The decrease in net earnings of $4,668,400 over the comparative periods is primarily attributable to the Company's growth initiatives discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased during the nine months ended September 30, 1999, by $1,542,700 from $796,800 at December 31, 1998. The increase in cash was due to cash received in anticipation of the subsequently completed issuance of Series B Preferred Stock of $1,706,400, $4,531,200 in proceeds received from the issuance of common stock and the exercise of warrants, and $740,400 of proceeds (net of repayments) from a short term note with a commercial lender. Operations of the Company used $2,684,800 and an additional $2,756,400 was expended for capital additions.

At September 30, 1999, the Company had working capital (current assets minus current liabilities) of approximately negative $1,700,000. However, the $10,000,000 private placement of Series B Preferred Stock which was completed in November (see note 8 to Condensed Consolidated Financial Statements above) is expected to provide the Company with sufficient working capital to repay its bank facility, to fund operations and to finance its growth initiatives for the near future.

The Company spent approximately $2.8 million on capital equipment and leasehold improvement/construction costs, primarily for its new offices and data center in Trumbull, Connecticut during the nine months ended September 30, 1999. While the Company has no definitive plans for additional capital expenditures of such a magnitude at the present time, the Company anticipates that future large capital expenditures will be needed as the Company's business grows. In addition, the Company just recently completed the acquisition of Braincraft Learning Technologies, Inc. (see note 8 to Condensed Consolidated Financial Statements above) and, while it has no current plans to acquire any other entity, it intends to continue to explore prospective acquisitions that would assist in the growth of the Company. The Company would use existing cash, proceeds from future sales of equity and borrowed funds to finance any such future capital expenditures or acquisitions.

YEAR 2000

The Company established a Year 2000 (Y2K) executive oversight committee in 1998 to review all of the Company's computer systems and programs as well as those of third parties whose data the Company relies on in any material respect. The objective of the review was to assess the ability of the computer systems and programs to process transactions in the year 2000 and to implement remedial solutions to preclude interruption of the Company's business operations and services to its suppliers and customers. Part of the remediation process includes transitioning customers from and retirement of Y2K non-compliant legacy systems. The legacy system transitioning process including final verification and testing, was completed during the third quarter of 1999. The Company has also contacted all of its hardware and software component suppliers and has received responses from all verifying Y2K readiness. While systems testing and remediation for the Company's Y2K project is substantially complete, management anticipates post remediation testing to continue during the fourth quarter 1999 with one hundred percent testing and compliance achieved on or before October 31, 1999.

The Company budgeted approximately $100,000 through the year 1999 for the Y2K compliance program, $75,000 of which is for internal labor. Nominal expenditures, primarily for maintenance, will be made beyond the year 2000.

                           PART II. OTHER INFORMATION


The statements in this quarterly report on Form 10-QSB that are not historical fact constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", believes" and "scheduled".

The variables which may cause differences include, but are not limited to, the following general economic and business conditions: competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; and changes in, or failure to comply with, government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and exceptions of the Company will be achieved.

Item 2. Changes in securities and use of proceeds

On August 24, 1999, the Company sold 1,125,000 shares of its Common Stock to Commercial Electronics, LLC ("CE") and 375,000 shares of its Common Stock to Commercial Electronics Capital Partnership, L.P. ("CECAP"), for cash proceeds of $1,125,000 and $375,000, respectively, upon the full exercise of warrants issued to CE and CECAP in January of 1999. The offer and sale to CE and CECAP was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

Upon the exercise of previously outstanding stock options the Company sold to current and former employees (i) 1,800 shares of its Common Stock for $0.25 per share on July 27, 1999, (ii) 19,000 shares of its Common Stock for
$0.25 per share on August 2, 1999, (iii) 5,000 shares of its Common Stock for $0.56 per share on August 2, 1999, (iv) 1,000 shares of its Common Stock for $2.94 per share on August 2, 1999, and (v) 25,000 shares of its Common Stock for $0.81 per share on August 12, 1999. The offer and sale to such purchasers was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) of the Securities Act.

Item 6. Exhibits and reports on Form 8-K


     (a)  Exhibits

       EXHIBIT NUMBER                     DESCRIPTION OF EXHIBIT
       -------------                      ----------------------
         27                               Financial Data Schedule (filed separately herewith)

     (b)   Reports on Form 8-K

           None

                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: NOVEMBER 15, 1999     E-SYNC NETWORKS, INC.




                            /s/ Frank J. Connolly, Jr.
                                ----------------------
                                Frank J. Connolly, Jr., Chief Financial Officer (as principal financial officer and on behalf of the registrant)