Form 10KSB
period 1999-12-31
E SYNC NETWORKS INC
filed 2000-03-31
CIK 107559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 1999

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 ( NO FEE REQUIRED)

         For the transition period from __________________________

                          COMMISSION FILE NUMBER 0-2401

                              E-SYNC NETWORKS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                         DELAWARE                     06-0625999
         (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

             35 NUTMEG DRIVE, TRUMBULL, CT               06611
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

                                 (203) 601-3600
                         (REGISTRANT'S TELEPHONE NUMBER)
                 SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
                                   OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                WHICH REGISTERED
    -------------------                            -------------------------
         NONE                                                NONE
    -------------------                            -------------------------
    -------------------                            -------------------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, PAR VALUE $0.01
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

      The issuer's revenue for its most recent fiscal year was $7,490,000.


The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2000 was:
                                   $53,696,526
                                   -----------

                    THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

        As of March 20, there were 6,727,976 shares of Common Stock,
                         Par Value $0.01, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Information with respect to Directors, Management Remuneration and Security
    Ownership of Certain Beneficial Owners and Management are contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders
                   and incorporated by reference in Part III.

                                     PART I


ITEM 1.  BUSINESS

BACKGROUND

E-Sync Networks, Inc. ("E-Sync" or the "Company"), is a Delaware corporation which was incorporated in 1999. The Company's principal offices are located at 35 Nutmeg Drive, Trumbull, CT 06611. E-Sync Networks (UK) Ltd. ("E-Sync U.K.") is a wholly owned subsidiary of the Company, and was organized in England in 1983 to provide E-Sync's services to international users. E-Sync U.K. is located at 2 Apple Walk, Swindon, England. Braincraft Learning Technologies, Inc. ("Braincraft"), also a wholly-owned subsidiary of the Company, was acquired by E-Sync on November 8, 1999. Braincraft is located at 627 Broadway, New York, New York 10012.

Effective as of the open of business on July 28, 1999, Wiltek, Inc., a Connecticut corporation ("Wiltek"), was merged with and into its wholly-owned subsidiary, E-Sync Networks, Inc., a Delaware corporation, pursuant to an Agreement and Plan of Merger dated as of July 15, 1999, by and between Wiltek and E-Sync (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, E-Sync is the surviving corporation (the "Surviving Corporation"). Pursuant to the Merger Agreement, each share of Wiltek common stock, no par value per share, was converted into one fully paid and nonassessable share of common stock of the Surviving Corporation, $.01 par value per share, and each share of Wiltek Series A Preferred Stock, no par value per share (the only Series of Preferred Stock then outstanding), was converted into one fully paid and nonassessable share of the Surviving Corporation's Series A Preferred Stock, $.01 par value per share. The Certificate of Incorporation of E-Sync became the Certificate of Incorporation of the Surviving Corporation, and the By-laws of E-Sync became the By-laws of the Surviving Corporation.


OVERVIEW

E-Sync is a global provider of managed business-to-business e-commerce applications and solutions that help medium and large businesses, including Fortune 1000 companies, reinvent their businesses, interact more efficiently with business partners, and web-enable their existing infrastructure. Through these offerings, E-Sync provides comprehensive capabilities that provide secure communication, information exchange and web-based transactions. The Company has historically provided reliable, high-quality messaging and hosting services to its customers, which are critical components that can serve as the backbone of supply chain management solutions. In addition, the Company offers professional services, primarily to large corporations, including systems integration, technology planning and information technology (IT) support.

Within the last year, the primary focus of the Company has been re-directed toward offering powerful supply chain management solutions, consisting of secure links between buyers and suppliers of goods and services, to its target market. The Company's implementation strategy being deployed for the development and delivery of these offerings combines XML-based, open standards with security embedded directly into the applications, a predominantly modular architectural design and core messaging capabilities, to create end-to-end solutions allowing the web-enablement of legacy systems. Deep and trustworthy relationships with its existing Fortune 1000 customer base will provide the Company with opportunities to migrate customers from current activities to higher-value web supply chain offerings.

In addition to the new strategy of the Company to develop and provide an end-to-end web supply chain solution, the Company will continue to offer its existing services on a modular basis to customers. These services include web design consulting, secure online messaging, outsourced e-mail services, directory and fax services, hosted communications, network design and integration, messaging integration and message platform migration.


INDUSTRY BACKGROUND

NEW MARKETS

Today's increasingly competitive business environment has forced many companies to increase efficiency while improving their flexibility and responsiveness to changing market conditions. In addition to facing stronger competition regarding product quality, variety and price, businesses must shorten lead times, adjust production for frequent changes in customer requirements and quote more accurate and reliable delivery dates. Furthermore, a company's supply chain may span multiple continents, tying suppliers in one part of the world with a plant in another to serve customers in yet a third location. These forces are prompting companies to collaborate with a broad range of suppliers and customers to improve efficiencies across multi-enterprise supply chains. The growth of the Internet and intranets and the proliferation of middleware applications and integration expertise are accelerating these changes by enabling a ubiquitous, platform-independent communications network. The combination of these forces has created a dynamic, complex and highly interdependent business environment. In response to these evolving market forces, many companies have sought to reengineer their business processes to reduce manufacturing cycle times, shift from mass-production to order-driven manufacturing, increase use of outsourcing and share information with vendors and customers. The implementation of software solutions to efficiently integrate business processes has become a key component of these reengineering initiatives. E-Sync believes that companies are increasingly recognizing efficient business process integration as a critical source of competitive advantage in this rapidly changing business environment.

Over the past 30 years, information technologies have brought automation to departmental operations such as manufacturing resource planning, financial management, sales force automation and human resource management. However, the information technology platforms that made departmental automation possible did not provide enterprise-wide connectivity within organizations or connectivity between organizations. The diversity of computing environments and the inability to share information across those environments have been major impediments to realizing significant benefits from investments in legacy systems. Many organizations' applications, particularly their enterprise resource planning, or ERP, systems, were not designed to communicate outside of an enterprise, making business-to-business communication difficult. Achieving integration often requires significant re-keying of data from at least one, if not both, parties to a transaction, increasing costs and data errors. A comprehensive end-to-end solution must provide companies with integrated direct links to their major customers and suppliers, while also facilitating participation in B2B marketplaces to leverage their networks of buyers and suppliers. It should also allow companies to offer their business partners the ability to exchange information and conduct transactions across the Internet securely, reliably, and in real time, regardless of installed technology infrastructure. This solution must be flexible enough to meet the unique business process requirements of large, multinational organizations and must be highly scalable, reliable and rapidly deployable. It must take advantage of an organization's existing investments in information technologies by working with and connecting to multiple financial, human resource and enterprise resource planning systems.

STRATEGY

E-Sync's objective is to develop a leadership position in providing solutions to coordinate the disparate elements of web-enabled Supply Chain Management (SCM). The Company's strategy for achieving these objectives is comprised of the following elements:

EXPAND TOTALCHAIN(TM) SCM PRODUCT OFFERINGS. In the first quarter of 2000, E-Sync introduced TotalChain(TM) as a beta offering to the marketplace. TotalChain(TM) assists organizations in implementing cross-corporate application integration. E-Sync's Hub and Spoke model provides tools and runtime services that overcome the current impediments to B2B e-commerce on the Internet. E-Sync will also expand its offerings to include additional functionality as "spokes" off this central hub. These offerings will include, among others, Warehousing Management Systems (WMS), Transportation and Logistics.

DEVELOP STRONG SUPPORT CAPABILITIES FOR CUSTOMERS. To succeed in the marketplace, E-Sync will need a full suite of support services for its customers. These capabilities will include analysis, implementation, training and customer service.

EXPAND EXPERTISE IN TARGETED VERTICAL MARKETS. The Company is currently focusing on providing a horizontal solution that provides value to a broad range of industries. Its TotalChain(TM) hub is applicable to any industry that needs to provide integration between its supply chain elements. At the same time, the Company understands that each industry faces unique problems and issues that must be addressed by focused inter-enterprise SCM applications. As additional market share is achieved, the Company intends to develop and maintain templates that address the particular requirements of targeted vertical markets.

INVEST AGGRESSIVELY TO BUILD MARKET SHARE. E-Sync will make substantial investments to expand its sales and marketing, research and development, consulting and administrative infrastructure. The Company's management believes that such investments are necessary to increase market share and to capitalize on the growth opportunities in the emerging inter-enterprise SCM market. These investments will also include expanding the Company's world class hosting capabilities.

ACQUIRE OR INVEST IN COMPLEMENTARY BUSINESSES, PRODUCTS AND TECHNOLOGIES. E-Sync intends to make targeted acquisitions or investments to broaden its product offerings, capabilities and technologies for eBusiness. For example, the recently completed acquisition of Braincraft enhanced the Company's capabilities by providing advanced user interface capabilities.

BUILD A NETWORK OF STRATEGIC ALLIANCES. The Company intends to expand and seek additional strategic relationships with leading enterprise software and eBusiness vendors to integrate the TotalChain(TM) into their software products and to create joint marketing opportunities. In addition, the Company intends to augment its sales efforts by establishing and expanding relationships with other complementary eBusiness vendors and systems consulting and integration firms to more rapidly penetrate its targeted markets.

EXPAND GLOBAL OPERATIONS. The Company intends to aggressively grow its global presence by expanding its worldwide field sales, marketing and services organizations. To complement this strategy, management intends to continue to globalize operations and expand the Company's corporate and administrative organizations and systems.


PRODUCTS AND SERVICES

MANAGED SERVICES

E-Sync has developed a range of services, which allow customers to:

o Connect dissimilar computer-based electronic mail -- generally these systems operate within different divisions of the same company or in the customers' trading partner facilities;

o Communicate with public email services to allow users of host-based and client/server systems to correspond with e-mail users outside of their company; and

o Send to facsimile devices located throughout the world utilizing the Company's broadcast and customized facsimile delivery service based in the U.S. and U.K.


Within the realm of messaging based technologies, use of messaging (e-mail, fax and directory services) has become a standard operating procedure for successful large and medium organizations. This trend should continue during 2000 as technology costs continue to decline and technology ease-of-use increases. This will lead to use and acceptance of collaborative computing technologies across a much wider business market. E-Sync, by way of its experience and expertise, is positioned solidly in the middle of these growth markets.

TOTALMAIL
TotalMail is E-Sync's complete messaging solution for Information Exchange Service. TotalMail offers a range of available options, outsourced and web-based, including the integration of e-mail with voice mail, paging, telephony, calendaring, public and private folders, directory services, distribution lists, and virus scanning. With the addition of SmartCard, TotalMail provides portable access and security with unique cardholder data to Information Exchange Services.

HOSTING SERVICES

WEB HOSTING SERVICES. E-Sync can design and implement a customized web infrastructure to host a site that can be expanded into a high quality, sophisticated Internet presence. This removes the requirement of a client to purchase, configure, maintain or administer hardware, software, and Internet connectivity.

APPLICATION HOSTING SERVICES. This service provides the ability for clients to rent applications via an online link to E-Sync's Information Exchange Data Center. The benefits to the client are fixed predictable costs, no upgrading because the latest version is always available, and no file exchange. The Company's Information Exchange Data Center maintains server hardware, security, redundancy, and data backup to ensure that applications run efficiently and effectively with 100% uptime. The Company also provides administrative services and remote access to the applications via its Internet connections using integrated digital certificate security.

MAILCONNECT
MailConnect increases clients' productivity by providing a common set of tools and interfaces to create, send, and manage messages such as e-mail, fax, voice mail, and pages. Through the MailConnect service, E-Sync leverages its specialized expertise in legacy, LAN, and client/server-based mail systems to standardize an organization's messaging infrastructure. This allows users of any of a client's systems to send messages and attachments and to reply to messages sent from any messaging platform within or outside that organization.

FAX SERVICES
Any organization that regularly faxes information such as purchase orders, billing invoices, order acknowledgments, newsletters, marketing updates, and product promotions is ideally suited to E-Sync's Fax Service. Customers can easily send faxes from any e-mail client or host application. With unlimited scalability and numerous custom features, E-Sync's automated fax services eliminate the need for manual faxes, saving time and money while increasing productivity. The Company's Help Desk is available 24/7, as is the Company's Data Center that provides extensive redundancy and proactive monitoring of system-level events. Fax Services include conversion, encryption and delivery of faxes to e-mail or e-mail to faxes without any additional hardware or software required.

o        APPLICATION TO FAX.
         Application to Fax is a flexible, low-cost way to deliver a high volume of system-generated files from computer applications to any fax device worldwide. Application to Fax can be customized to meet an organization's requirements and supports mainframe, minicomputer, and personal computer-based applications over a number of protocols, including TCP/IP and SNA.

o        MAILFAX.
         MailFax is an enterprise service that allows clients with e-mail capability to send domestic and international faxes automatically from their desktop without additional hardware or software. As an optional feature of MailFax, the Company offers Inbound Fax, which allows customers to receive faxes as e-mail messages. The Secure Fax option can be added to ensure that fax messages are not intercepted during transmission across public networks and to verify the identity of the sender.


DIRECTORY SERVICES
E-Sync's directory synchronization services enable customers' multiple-messaging systems to have all user address information presented in a complete, native format to all participating systems. This service feature also allows external trading partner systems to participate in the directory synchronization process. As an enhancement, messaging integration, which connects users of disparate messaging applications (Lotus Notes, cc:Mail, Profs, etc.) within an organization can be implemented over intranets, extranets, and virtual private networks (VPNs). E-Sync offers outsourced Directory Services in the following areas:

o        DIRECTORY SYNCHRONIZATION.
         Directory Synchronization provides full directory synchronization between disparate systems and standards, enabling the communication of e-mail and directory information among various incompatible standards-based systems. For separate lists of users in e-mail, file-server, human resources, accounting, sales, and other databases, Directory Synchronization assures that all changes, such as adding a user, in the directory service flow to all other resources.

o        METADIRECTORY SERVICES.
         When different parts of an organization have different naming schemes, a metadirectory can synchronize two or more directory services, allowing a single entry point for information to be shared by multiple platforms. E-Sync's Metadirectory Services will review an organization's information holdings and determine the requirements of a client's metadirectory. The Company can then develop a customized metadirectory or work with the client's staff to develop, enhance, or maintain an existing metadirectory.

o        ACTIVE DIRECTORY IMPLEMENTATION.
         As a Microsoft Solutions Provider Partner, E-Sync can implement Windows 2000 Active Directory, Microsoft's answer to unite and organize diverse server hierarchies. Active Directory provides a unified view of networks, uniting and organizing diverse server hierarchies, thereby significantly reducing the number of directories with which network administrators and users must manage.

SECURITY
E-Sync uses its relationship with E-Certify, a leading provider of PKI-based Internet security and encryption technology, to ensure that its clients can exchange sensitive documents and private information with improved confidence and reliability. The Company first analyzes the existing network infrastructure and its security components and then makes recommendations that will provide the client with the appropriate level of security for the network. Clients using any of the Company's Managed

Services can benefit from E-Certify's expertise. By adding PKI encryption to TotalMail, a message is signed with a digital certificate and encrypted before it is transmitted, thereby enhancing the security of electronic communications. The recipient can identify the sender of the message and ensure that the message has not been intercepted, viewed, or altered. TotalMail Smart Card provides the added security of a smart card, containing a digital ID, which is issued to authorized users only. Directory Synchronization can be implemented with full PKI security, and smart cards and other hardware tokens can also be installed for an additional level of security. The Company also offers Secure Messaging, a cryptographic solution for secure communications, and Secure Fax, an enhancement to the Company's Fax Services which offers greater security when sending and receiving faxes using e-mail. As part of the Company's Hosting Services, it provides administration services and remote access to applications via Internet connections using integrated digital certificate security. E-Sync's anti-virus protection can be developed and adapted to specific network configuration, operating systems, and resources. In addition, E-Sync can filter suspect e-mail messages and automatically scan messages and their attachments for viruses. The Company offers a total, fully-integrated solution that will protect applications, data, messaging, and user systems and that can be deployed enterprise-wide without disrupting day-to-day operations.


PROFESSIONAL SERVICES

A key element in supporting E-Sync's clients is a full set of professional services. These services include not only TotalChain(TM) planning and implementation, but also a broad range of additional services including web design, security planning, and network design and integration.

BUSINESS PROCESS ASSESSMENT
E-Sync's professionals assist clients in evaluating their IT needs, from specialized applications to database and web servers, hardware, networks, switches, firewalls, security, and storage technology. The Company also assesses applicable business rules and processes for clients' supply chain and related messaging infrastructure needs.

WEB DEVELOPMENT SERVICES
Through its Braincraft subsidiary, the Company offers web site design services and web-based corporate communications and training tools across internal and external settings. E-Sync's designers, producers, programmers, and project managers can rapidly create and launch a web site that provides clients with a quality "user experience." Through Braincraft, E-Sync offers organizations an opportunity to create a more captivating, understandable, and easy-to-navigate web site that will maximize user satisfaction, information retention, return visits, sales, and brand recognition. After the site is created, E-Sync's Web Hosting Services can design and implement a customized web infrastructure to host the site. Recognized in the industry as a leader in "outside-the-box" creative work, Braincraft received two Creative Summit Awards in 1999 for its work in the Consumer Web Site and Self-Promotion Web Site categories. Braincraft is also the developer of choice for Macromedia, Inc.'s Flash and Generator, two products used in creating high-impact web sites for clients who require a distinctive communications strategy.

NET SOLUTIONS
A major problem that many organizations face today is the incompatibility of their current systems with new technologies employed by the Internet. E-Sync's Net Solutions leverages a client's investment in the Internet, intranet, and extranet by integrating existing platforms with new standards and technologies, such as XML and Java, to provide a practical and secure front-end for users and clients. The result is optimum performance with minimal disruption during transition. The Company can also build custom applications to integrate Lotus Notes, Microsoft Exchange, or other messaging systems with an existing network infrastructure.

SECURITY SOLUTIONS
E-Sync's SECURITY SOLUTIONS area provides the ability to exchange sensitive documents and private information securely with confidence and reliability. E-Sync uses public key infrastructure (PKI) technology to deliver digital certificates, encryption keys, and SmartCards for optimum secure messaging. With large-scale anti-virus protection capabilities and e-mail anti-virus filtering, E-Sync can provide full protection for applications, data, messaging, and user systems across entire networks. E-Sync's Security Solutions evaluates the costs and benefits of ID/password pairs, challenge/response tokens, smart cards, biometrics, or other devices that provide unique profiles. Once a user's identity is established, PKI can confirm that identity to all available resources. E-Sync can also provide recognized digital certificates to authenticate business documents, place orders, transfer funds, and perform other e-business transactions.

NETWORK DESIGN AND INTEGRATION
In the NETWORK DESIGN AND INTEGRATION area, the Company provides expert resources for all network design and integration needs. E-Sync assesses information, messaging, and connectivity needs, evaluates existing infrastructure architecture for adaptability to change, defines and tests migration processes, executes and documents phased migration procedures for disparate messaging platforms, and prepares enterprise-wide implementation plans. E-Sync also offers numerous services in application development and support and in workflow automation. E-Sync can install a Virtual Private Network (VPN) to ensure that only authorized users can access a client's network and that data cannot be intercepted.

MICROSOFT BACKOFFICE(R) CONSULTING
E-Sync is a unique Microsoft Solutions Provider Partner that specializes in Microsoft BackOffice(R) architecture, design, and implementation services. Its knowledge of electronic messaging infrastructure, application developments, and project management techniques provides clients with customized, efficient solutions that work. The Company's Microsoft Certified Professionals, Systems Engineers, and Trainers offer a complete BackOffice(R) solution, including assessing system requirements, installing, configuring, and training.

EXECUTIVE BRIEFING CENTER
E-Sync opened its Executive Briefing Center in May, 1999. Sponsored in part by Compaq Computers, this state-of-the art facility showcases Microsoft's latest technology offerings in a simulated working environment as presented by E-Sync's team of professional services representatives.

NEW PRODUCT DEVELOPMENT

E-Sync is developing TotalChain(TM), a product and solution suite using a "hub-and-spoke" Supply Chain Management approach to e-business that is specifically designed to assist organizations in implementing intra- and inter-corporate application integration. TotalChain(TM) provides tools and runtime services that overcome the current impediments to B2B e-commerce on the Internet. TotalChain(TM), supports the exchange of data over the Internet between inter-corporate applications and intra-company applications using XML standards. E-Sync introduced a beta version of TotalChain(TM) in March 2000.

The TotalChain(TM) suite includes a powerful document routing engine, providing interfaces for ERP, Web Servers, Mail Servers, Directory and Fulfillment systems. In addition to the core tool set, E-Sync will provide a comprehensive workflow engine at the business application layer, allowing corporations and their partners to model and dynamically change their business supply chain. The Company believes that another important element of TotalChain(TM)'s competitive advantage is that it offers a unique single platform for coordinating multiple web supply chains.

While several companies offer leading edge point solutions for Supply Chain Management, the Company believes that an enterprise cannot realize the full potential of these solutions without a way to integrate the various levels and tiers of their supply chain in a manner that allows consistent content and document flow. The Company's TotalChain(TM) Integration Manager serves as the foundation for that integration. TotalChain(TM) Integration Manager is a secure and open web-based platform bringing together clients' internal supply chain applications, as well as coordinating their applications with those of their customers and suppliers.

E-Sync's Supply Chain Management elements will include Trading Markets, Order Processing, Warehousing, Logistics, Scheduling and Workflow. TotalChain(TM) is scalable, modular, and can be implemented in 30 to 90 days for a large part of the Company's target market. TotalChain(TM) is fully compatible with TRW's premier MARC(TM) warehouse management system, as well as with other systems.

The critical needs of supply chain solutions require not only consistent document content across the enterprise, but also security. As part of the Company's product offering, E-Sync's EAI solutions will include attribute security certificates and key management solutions. This enhanced capability will provide the only business-to-business security mechanism available on the market today. Unlike traditional business-to-business service offerings that protect from server to client, E-Sync's solution provides a means of protecting each document transaction across the Internet, providing a truly secure supply chain solution.

TOTALCHAIN(TM) BUSINESS PORTAL
TotalChain(TM) Business Portal serves as an electronic entry point into TotalChain(TM) and any other business application. Through TotalChain(TM) Business Portal, users can access TotalChain(TM) Order Processing Manager to create purchase orders or other procurement-related documents. Systems Administrators can access TotalChain(TM) Workflow Manager to configure or update business rules and workflow assignments. Users signing on to a TotalChain(TM) system can work securely, knowing that every communication, end-to-end, throughout the supply chain is not only encrypted but also digitally authenticated and certified. To define the entry point into the Internet and enhance the user experience, the award-winning design and production teams at E-Sync's Braincraft subsidiary can rapidly create the look, feel, and functionality of the client's TotalChain(TM) Business Portal.

TOTALCHAIN(TM) ORDER PROCESSING MANAGER
This offering is a complete e-procurement package providing Order Entry, Purchase Order, Accounts Payable, Accounts Receivable, General Ledger, and Materials Management modules. TotalChain(TM) Order Processing Manager validates and completes transactions, scheduling transportation and delivery and generating critical management reports.

TOTALCHAIN(TM) WORKFLOW MANAGER
TotalChain(TM) Workflow Manager is the core of the TotalChain(TM) System. It allows the mapping and application of business rules and processes in the client's supply chain system. Based upon the business rules and processes that are defined, TotalChain(TM) Workflow Manager then controls the document workflow throughout the client's supply chain and enforces security throughout the communication process, using digital certificate PKI technology and encryption for every communication sent and received using the Internet. XML translation and the Company's TotalChain(TM) Integration Manager Series of translators allow communication among many types of e-procurement and ERP systems, including Commerce One, Ariba, SAP, Baan, and PeopleSoft.

TOTALCHAIN(TM) INTEGRATION MANAGER SERIES
TotalChain(TM) Integration Manager is a universal translator between different platforms and applications, sitting between a TotalChain(TM) Workflow Manager and its connected applications. TotalChain(TM) Integration Managers are Java-based, making them platform and operating system independent. Platform independence allows simple and easy implementations to get a client's supply chain web-enabled quickly without requiring system or application changes. E-Sync's pre-packaged ERP Series of TotalChain(TM) Integration Managers will include support of Baan, Oracle, PeopleSoft, and SAP systems. Customized translators can also be designed to connect with existing proprietary systems. E-Sync's Communications Series of TotalChain(TM) Integration Managers allows clients to quickly interface with companies whose primary means of communication involve less sophisticated systems, such as fax, e-mail, and web servers.

TOTALCHAIN(TM) OUTSOURCING SERVICES.
E-Sync offers a totally outsourced, web-based supply chain solution that integrates and maintains dynamic connections with clients' suppliers, partners and customers. Every communication throughout a client's supply chain can be encrypted and digitally authenticated and certified. The Company's Information Exchange Data Center maintains server hardware, security, redundancy and data backup to ensure that applications run efficiently and effectively with 100% uptime and access to a 24/7 help desk.


SALES AND MARKETING

The Company focuses its marketing efforts toward educating its target market, generating new sales opportunities, and creating awareness for its business-to-business electronic commerce solutions. E-Sync conducts a variety of marketing programs to educate its target market. The Company has engaged in marketing activities such as business seminars, trade shows, press relations and industry analyst programs and advisory councils.

E-Sync's marketing organization also serves an integral role in acquiring, organizing and prioritizing customer and industry feedback in order to help provide product direction to the Company's development organizations. The Company has traditionally targeted large multi-national companies that are likely to have dissimilar computer systems and applications in multiple locations. Such companies have been plagued with inter-divisional communication problems because their computing strategies often differed from division to division, resulting in computing systems that communicate ineffectively with each other. E-Sync's customer list contains over 50 large corporations, most of which are Fortune 500 companies.


CUSTOMERS

E-Sync provides Fortune 1000 clients with secure web-based, business-to-business solutions and services. E-Sync's customers include the following:

o     American Standard, Inc.
o     Ameritech
o     AT&T
o     Briggs & Stratton Corporation
o     Compaq
o     Crum & Forster Insurance

o     ESPN
o     DaimlerChrysler
o     First Data Resources
o     Ford Motor Company
o     GE Capital
o     Instinet
o     IVANS, Inc.
o     Johnson & Johnson
o     Metromedia International Telecommunications, Inc.
o     Otis Elevator
o     Pepsi Cola
o     Ralston Purina
o     St. Paul Fire & Marine Insurance Company
o     Travelers Insurance
o     USABancShares

PARTNERS

E-Sync has a variety of relationships with leading information technology providers, enabling it to offer its clients a choice of the best technologies not offered by a sole technology source.

E-CERTIFY is a leading provider of PKI-based Internet security and encryption technology. With this technology, E-Sync's clients can take advantage of a new level of secure B2B e-commerce. Many of E-Sync's Managed Services, including Total Mail, Fax Services, MailConnect, Directory Services, and Hosting Services, benefit from E-Certify's expertise.

MICROSOFT
E-Sync is a Microsoft Solutions Provider Partner, uniquely qualifying the Company to conduct application analysis and to develop migration planning and implementation. The Company also provides support for Windows 2000 Active Directory, Windows NT, MS Exchange, Systems Management Server (SMS), SNA Server, and Internet/intranet deployment.

IVANS, INC. uses E-Sync to provide messaging and fax services to the insurance and healthcare industry.

TRW
E-Sync integrates advanced TRW technologies into its service and product offerings.

In addition, the Company's products and services leverage off of the products and services of the following companies:

COMPAQ sponsors E-Sync's Information Exchange Data Center and its Executive Briefing Center.

ISOCOR is E-Sync's partner for messaging platforms, providing messaging integration for disparate mail systems, as well as technology for Directory Synchronization.

EASTMAN SOFTWARE, a Kodak business, provides E-Sync with enterprise work management technology. Eastman Software's portfolio of products includes award-winning software for imaging, workflow, computer output to laser disk
(COLD), and document management.

NETIQ CORPORATION provides technology for E-Sync's Remote Management Services.

CISCO SYSTEMS, INC. provides E-Sync with network solutions to enhance its product and service offerings.

MAJOR VENDORS

The Company relies on various suppliers for equipment and services to provide its services to its customers. Among them are standard computer servers and hardware, standard telecom services, and proprietary software. While the Company currently relies on Compaq and Cisco equipment purchased through resellers for its computer hardware, and Qwest and AT&T for its telecom services, the Company believes that alternate suppliers would be readily available should one of its current suppliers become unavailable.

The Company currently uses proprietary software, requiring proprietary hardware, to provide its Managed Services offerings. While there are several sources of this hardware, there is currently only one manufacturer. Should this hardware become unavailable, the Company believes it could find alternate solutions to enable it to continue to provide its services. However, identifying and implementing alternate solutions could take an undetermined amount of time and could have a negative impact on the Company's service offerings. In addition, there are no guarantees that if an alternate solution is found, that it could be implemented in a cost-effective manner, or provide the same functionality as the Company's current system.

NET SALES BACKLOG

Management believes that sales backlog is not a meaningful indication of future revenue because most of its revenue is derived from short-term contracts for both Managed Services and Professional Services which are generally initiated within 90 days of receipt of an order.

PRODUCT DEVELOPMENT

Management believes that its proprietary product development efforts provide the Company with a competitive advantage by defining the needs for new products, guiding future enhancements and testing new implementations. The Company's research and development activities are principally directed toward the development of web supply chain system integration technology and software as well as enhancing existing services. During fiscal years 1999 and 1998 E-Sync spent $1.3 million and $0.5 million, respectively, on research and development.

EMPLOYEES

As of December 31, 1999, the Company had 94 full-time employees, including 9 primarily engaged in research and development activities and 11 engaged in sales and marketing activities. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by collective bargaining units and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

COMPETITION

The market for the Company's Managed Services and Professional Services offerings is intensely competitive, evolving and subject to rapid technological change. The Company has encountered competition with respect to different aspects of its existing offerings from a variety of vendors including Critical Path and ICG for its Managed Services, and Andersen Consulting, IBM and others for our Professional Services.

While none of the Company's competitors or potential competitors currently produces an identical web supply chain end-to-end solution, the Company is subject to current or potential competition from large software vendors; systems integrators; B2B marketplaces that develop their own B2B integration solutions; certain EDI vendors; and vendors of proprietary EAI and application server products, who have added XML capabilities to their products.

Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products to offer and a larger installed base of customers than the Company, each of which could provide them with a significant competitive advantage over the Company. In addition, the Company expects to experience increasing price competition as the Company and its competitors compete for market share. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

The Company anticipates that its future success will be heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, and strategic partners and limits access to and distribution of its designs, software and other proprietary as it deems appropriate.

ITEM 2.  PROPERTIES

The Company's headquarters, which includes executive management, operations, sales, marketing, research and development, and administration, are located in Trumbull, Connecticut. At the same location is the Company's state-of-the-art high security data center enabling E-Sync to offer clients reliable, cost effective and efficient services such as network monitoring, applications support, and a help desk. The Company also has sales and development offices in New York City and a secure data center located in the United Kingdom. E-Sync currently has 94 employees serving clients around the globe.

The Company occupies a portion of a three-story building at 35 Nutmeg Drive, Trumbull, Connecticut, as a tenant under a lease expiring December 31, 2014. The space consists of approximately 20,555 rentable square feet and is utilized for offices and a computer center. The Company also has 1,200 square feet at Building 101, Merritt 7 Corporate Park, Norwalk, Connecticut, under a lease expiring July 23, 2001 and 2,500 rentable square feet at 627 Broadway, New York, New York under a lease expiring October 31, 2001. Additionally, the Company is leasing approximately 3,500 square feet in Swindon, England for the E-Sync U.K. computer center under a lease which expires February 1, 2004.

ITEM 3.  LEGAL PROCEEDINGS

On November 9, 1999 Systems Research Applications Corporation ("SRA") of Fairfax, VA commenced an action against E- Sync in the Circuit Court for Fairfax County. There are no other parties to the suit. The complaint alleges that E-Sync breached a written agreement whereby SRA was to provide for the documentation and migration of E-Sync's computer systems to a new location. The complaint seeks money damages in the principal amount of $327,371.86, sounding in three counts alleging breach of contract and anticipatory breach of contract. E-Sync removed the case to the United States District Court for the Eastern District of Virginia, where the case is currently pending. Systems Research and Applications Corp. v. E-Sync Networks, Inc., Civ. No. 00-39-A. By its answer dated January 12, 2000, E-Sync denied all material allegations of the complaint, set forth affirmative defenses and counterclaimed against SRA for money damages and attorneys' fees based upon breach of contract and breach of warranty. The action remains pending and the parties are exchanging discovery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The Company's Common Stock is traded on the OTC Bulletin Board (through which various market dealers make the market of the Company's Common Stock and trades are reported through what is commonly known as the "pink sheets") under the symbol ESNI. The following table shows the range of closing bid prices for the Common Stock, in the over-the-counter market for the fiscal quarters indicated, as reported by the NASD. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down or commission and do not necessarily represent actual transactions:

                                                Bid Prices
                                           -----------------------
         1999                              High            Low
-------------                              -------       ---------
First Quarter                               2 7/16            9/16
Second Quarter                              5 31/32         2 9/16
Third Quarter                               6 1/16          3 3/16
Fourth Quarter                             14 1/4           4


         1998                              High            Low
-------------                              -------       ---------
First Quarter                              27/32              7/16
Second Quarter                             3/4                1/2
Third Quarter                              7/8                5/8
Fourth Quarter                             23/32              3/8

(b)  Approximate number of holders of the Company's common equity:

                                                     Approximate Number of
                                                     Record Holders as of
           Title of Class                               March 28, 2000
           --------------                            -----------------------
Common Stock, par value $0.01                           585

Series A Preferred Stock, par value $0.01                 2

Series B Preferred Stock, par value $0.01                15


(c)  Dividends

Under a credit facility expiring in August, 2001, the Company is prohibited from paying cash dividends.

The Company has never paid cash dividends on its Common Stock. The Company plans to reinvest its cash flow in its business and does not anticipate payment of cash dividends in the foreseeable future.

(d) Issuances of Securities

On November 1, 1999, the Company issued an aggregate of 1,590,909 shares of Series B Convertible Preferred Stock at $4.40 per share to fifteen accredited investors, and, shortly thereafter, the Company's U.K. subsidiary issued 3,000,000 preference shares, which shares are exchangeable at the option of the holder thereof, at any time, for 681,818 additional shares of the Company' Series B Preferred Stock, to one accredited investor. The Company (including its U.K. subsidiary) received cash proceeds of $10.0 million from such sales, net of offering costs. The Company believes that such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of the exemptions set forth in Section 4(2) thereof and Rule 506 of Regulation D thereunder.

On November 8, 1999, the Company issued 680,256 shares of its common stock, and paid $250,000 in cash, to the two stockholders of Braincraft in exchange for all of Braincraft's issued and outstanding capital stock. The common stock issued by the Company was valued at $2.9 million. The Company believes that such issuance was exempt from the registration requirements of the Securities Act by virtue of the exemption contained in Section 4(2) thereof.

On December 8, 1999, the Company issued options to purchase 40,000 shares of its common stock at an exercise price of $4.20 per share to Dr. David Gray, a consultant in connection with Dr. Gray acting as a technical advisor for E-Sync U.K. for three years. These options are exercisable for a period of ten years and vest ratably over three years. The value of the option given in return for the services was $519,000. The Company believes that such issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

On December 14, 1999, the Company issued 32,523 shares of its common stock valued at $154,000 to Commercial Electronics, LLC, a shareholder of the Company, for services performed relating to an executive search. Also on such date, the Company issued 75,000 non-refundable shares of its common stock to Greenhill & Co. LLC, a financial advisor, for services to be performed over three years. The value of these services and the shares was $422,000. The Company believes that such issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
E-Sync is a global provider of managed business-to-business e-commerce applications and solutions that help medium and large businesses, including Fortune 1000 companies, reinvent their businesses, interact more efficiently with business partners, and web-enable their existing infrastructure. Through these offerings, E-Sync provides comprehensive capabilities that provide secure communication, information exchange and Web-based transactions. The Company has historically provided reliable, high-quality messaging and hosting services to its customers, which are critical components that can serve as the backbone of supply chain management solutions. In addition, the Company offers professional services, primarily to large corporations, including systems integration, technology planning and information technology (IT) support.

Within the last year, the primary focus of the Company has been re-directed toward offering powerful supply chain management solutions, consisting of secure links between buyers and suppliers of goods and services, to its target market. The Company's implementation strategy being deployed for the development and delivery of these offerings combines XML-based, open standards with security embedded directly into the applications, a predominantly modular architectural design and core messaging capabilities, to create end-to-end solutions allowing the web-enablement of legacy systems. Deep and trustworthy relationships with the Company's existing Fortune 1000 customer base will provide the Company with opportunities to migrate customers from current activities to higher-value web supply chain offerings.

In addition to the Company's new strategy to develop and provide an end-to-end web supply chain solution, the Company will continue to offer its existing services on a modular basis to customers. These services include web design consulting, secure online messaging, outsourced e-mail services, directory and fax services, hosted communications, network design and integration, messaging integration and message platform migration.


TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE TWELVE MONTHS ENDED OCTOBER 31, 1998

The Company's revenues consist of fees for Professional Services provided to its customers in the form of web development, messaging infrastructure and other consulting services, and Managed Services in the form of hosting and messaging services. Professional Services, including services provided by the Company's Braincraft subsidiary, are normally billed on a time and material basis with contracts typically ranging from 1 to 12 months. Managed Services consist of both fixed charges, billed in advance, and usage based charges billed at the end of the month. Contracts for Managed Services are typically for a one-year period. The Company recognizes revenue in the period the services are performed.

Managed Services revenues decreased by 19.2% and Professional Services revenues increased by 24.7% in the year ended December 31, 1999. Managed Services revenues decreased primarily due to the decision to end support for older technology platforms that are no longer part of the Company's strategic focus as well as price reductions for certain messaging services in response to competitive conditions. The increase in Professional Services revenue is primarily due to the acquisition and consolidation of Braincraft Learning Technologies, Inc. ("Braincraft") in November of 1999. Net of the effect of the consolidation of Braincraft, Professional Services revenue increased by 8.3% over the periods principally due to an increase in the volume of professional services provided.

Gross margin for Managed Services decreased to negative 0.2% in the year ended December 31, 1999 (expenses exceeded revenues), compared to 45.8% for the year ended October 31, 1998, mainly due to the lower revenues discussed above and increased costs associated with expanded capacity to support future growth in new products. Gross margin for Professional Services decreased to 19.6% in the year ended December 31, 1999, from 28.9% for the twelve months ended October 31, 1998, principally due to increased costs associated with the recruiting and training of additional consulting personnel to support anticipated growth, partially offset by a reduction in the use of higher cost subcontract consultants and increased revenue from higher margin projects.

Sales and marketing expenses increased $1,552,000, or 150.5%, in the current year, and as a percent of total revenues increased from 13.6% in the year ended October 31, 1998, to 34.5% for the year ended December 31, 1999. The increase is a result of the hiring of additional sales and sales support personnel as well as higher advertising and promotion expenses related to increasing the Company's visibility with current and potential customers.

The Company's general and administrative expenses were $2,581,000 or 298.4% higher for the year ended December 31, 1999, then for the fiscal year ended October 31, 1998. As a percent of total revenues, general & administrative expenses increased from 14.0% to 52.6% over the periods. The increase is primarily attributable to the Company's change in strategy to offering supply chain management solutions, which resulted in significant increases in general, sales and operations management personnel and capabilities, relocation and expansion of the Company's headquarters and data center, and increased professional and consulting fees.

Research and development expenditures were $1,291,000 and $491,900 for the years ended December 31, 1999 and October 31, 1998, respectively. The 182.4% increase in expense for the year ended December 31, 1999 was mainly due to the increase in the number of research and development personnel as well as the increased use of outside consultants. To date, all development costs have been expensed in the period incurred.

Interest income, net of interest expense, was $5,700 in the year ended December 31, 1999, as compared to an expense of $48,300 in the year ended October 31, 1998. The change was mainly due to the investment of funds received through the issuance of preferred stock prior to their use.

In December 1999, the Company issued options to purchase 40,000 shares of its common stock at an exercise price of $4.20 per share to a consultant in connection with the consultant acting as a technical advisor for E-Sync's U.K. operations for three years. These options are exercisable for a period of ten years and vest ratably over three years. The Company accounts for these options in accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Pursuant to EITF 96-18, the Company has valued the options using a Black-Scholes pricing model. The $519,000 ascribed to the options reflects the market value as of December 31, 1999 and has been recorded as deferred compensation. This cost is being amortized over the applicable vesting periods. The value ascribed to the options will be adjusted at each intervening balance sheet date to bring the total charge up to the then current market value. The Company has amortized $14,000 of the deferred compensation as of December 31, 1999. Such amount is included within non-cash compensation in the statement of operations.

In the fourth quarter of 1999, the Company issued 32,523 shares of its common stock valued at $154,000 to an advisor for services performed, which were expensed immediately. In 1999, the Company issued 75,000 non-refundable shares of its common stock to an advisor for services to be performed over three years. The $422,000 value ascribed to the 75,000 shares is recorded as an other asset and is being ratably amortized over three years, with $141,000 of such amortization expensed in 1999. The issuance of the shares is non-refundable.


TWO MONTHS ENDED DECEMBER 31, 1998

Revenue for the two months ended December 31, 1998 was $1.2 million. For the period, approximately $650,000, or approximately 54.1% of the Company's revenue, was derived from Managed Services revenue, with the balance being derived from Professional Services.

Cost of sales, as a percent of total revenue, was approximately 58.3% for the two month period. This ratio was essentially unchanged when compared to the 12 months ended October 31, 1998.

Sales and marketing expenses for the period represented approximately 16.6% of total revenue. The major components of sales and marketing expenses were salaries and benefits, and advertising, comprising 64.3% and 10.3% of total sales and marketing expenses, respectively.

General and administrative expenses for the period were $218,000, approximately 18.3% of revenue. The primary components of general and administrative expenses in the period were salaries and benefits, and professional fees, comprising 55.6% and 14.8% of total general and administrative expenses respectively.

Research and development expenses were approximately 6.8% of total revenue, or $81,500 for the period. As a percent of revenue, these expenses were comparable to research and development expenses incurred in the previous twelve months. The primary component of research and development expense for the two-month period was salaries and benefits, representing 74.5% of total research and development expense for the period.

Interest expense for the two-month period was approximately $5,100 or 0.4% of revenue. This represented interest paid to a bank with whom the Company had executed a financing agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased during the twelve months ended December 31, 1999, by $6.4 million from $796,800 at December 31, 1998. The Company raised $15.4 million through financing activities, primarily from the issuance of preferred stock. Of that amount, the Company invested approximately $3.0 million in capital purchases related to the relocation and expansion of the Company's headquarters and data center, and used an additional $0.5 million to acquire Braincraft. Operations of the Company used approximately $5.5 million. At December 31, 1999, the Company had working capital (current assets minus current liabilities) of approximately $4.9 million.

Net cash used in operating activities was $4.9 million for the year ended December 31, 1999. Net cash flows used in operating activities in the period reflect increased net losses of $7.2 million, offset in part by an increase of $1.6 million in accounts payable and accrued expenses primarily related to the completion of the relocation of the Company's principal offices to Trumbull, Connecticut.

Net cash used in investing activities was $3.5 million for the year ended December 31, 1999. Cash used in investing activities primarily reflects purchases of property and equipment for the installation of new computer equipment, purchases of furniture and equipment for employees, and leasehold improvements related to the expansion of data center capacity and the relocation of the Company's principal office to Trumbull, Connecticut. Investing activities during the period also reflected cash used to acquire Braincraft, net of the cash acquired.

Net cash provided by financing activities was $15.4 million for the year ended December 31, 1999, primarily from the net proceeds of the Series B Convertible Preferred Stock financing through the issuance of approximately 2.3 million shares for gross proceeds of $10.0 million. In January 1999, the Company sold
1.0 million shares of Series A Preferred Stock for gross proceeds of $3.0 million. Also, in August 1999, warrants to purchase 1.5 million shares of common stock were exercised for gross proceeds of $1.5 million.

Capital expenditures, including capital leases, were $3.0 million for the year ended December 31, 1999. E-Sync's capital expenditures principally consisted of purchases of hardware and software, office furniture and equipment, and leasehold improvements. Management expects that the Company's capital expenditures will continue to increase in the future. During this period, management expects to fund capital expenditures either through the use of working capital or with capital leases.

As of December 31, 1999 the Company had $7.2 million of cash and cash equivalents. The Company expects to experience significant growth in its operating expenses, particularly research and development and sales and marketing expenses for the foreseeable future in order to execute its business plan. As a result, the Company anticipates that such operating expenses, as well as planned capital expenditures, will constitute a material use of cash resources. In addition, the Company may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Thereafter, the Company may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, the Company may not be able to raise funds on acceptable terms or at all.

YEAR 2000

The Company established a Year 2000 (Y2K) executive oversight committee in 1998 to review all of the Company's computer systems and programs as well as those of third parties whose data the Company relies on in any material respect. The objective of the review was to assess the ability of the computer systems and programs to process transactions in the year 2000 and to implement remedial solutions to preclude interruption of the Company's business operations and services to its supplier and customers. Part of the remediation process included transitioning customers from and retirement of Y2K non-compliant legacy systems. The legacy system transitioning process, including final verification and testing, was complete during the third quarter of 1999. The Company does not believe that any material problems to its hardware and software, or its products, arose or were discovered at the commencement of the year 2000. The Company does not believe that it will incur any future material Y2K expenses.

FORWARD LOOKING STATEMENTS

The statements in this annual report on Form 10-KSB that are not historical fact constitute "forward-looking statements." Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and

"scheduled".

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

In addition, there can be no assurance that the Company will be successful in further developing any of its new products, that the Company will not experience difficulties that could delay or prevent successful development, introduction and sales of these products, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Although the Company expects to derive a substantial portion of its revenue from the TotalChain(TM) offerings in the future, it is still developing its pricing, expense and revenue model for the services associated with such offerings. If the Company is unable to successfully establish a pricing, expense and revenue model acceptable to its customers, the TotalChain(TM) offerings may not be commercially successful. Management cannot be sure that existing and future development efforts will be completed within the anticipated schedules or that, if completed, they will have the features or quality necessary to make them successful in the marketplace. Further, despite testing by the Company and by current and potential customers, errors could be found in the Company's products. E-Sync may not be able to successfully correct these errors in a timely and cost effective manner. If the Company is not able to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, or if these new products or enhancements do not have the features or quality necessary to make them successful in the marketplace, the Company's business will be seriously harmed.

Management expects that most of the Company's enhancements to existing and future products will be developed internally. However, the Company currently licenses certain externally developed technologies and will continue to evaluate externally developed technologies to integrate with its solutions. These externally developed technologies, if suffering from defects, quality issues or the lack of product functionality required to make the Company's solutions successful in the marketplace, may seriously impact and harm the Company's business. In addition, the Company must attract and retain highly qualified employees to further its research and development efforts. The Company's business could be seriously harmed if it is not able to hire and retain a sufficient number of these individuals.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                              E-Sync Networks, Inc.


                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report                                                                                      F-1

Report of Independent Certified Public Accountants                                                                F-2

Consolidated Balance Sheet at December 31, 1999                                                                   F-3

Consolidated Statements of Operations for each of the years ended December 31, 1999, and
October 31, 1998, and the two months ended December 31, 1998                                                      F-4

Consolidated Statements of Stockholders Equity for each of the years ended December 31, 1999,
and October 31, 1998, and the two months ended December 31, 1998                                                  F-5

Consolidated Statements of Cash Flows for each of the years ended December 31, 1999, and
October 31, 1998, and the two months ended December 31, 1998                                                      F-7

Notes to Consolidated Financial Statements                                                                        F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Stockholders of
E-Sync Networks, Inc.:


     We have audited the accompanying consolidated balance sheet of E-Sync Networks, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the transition period from November 1, 1998 to December 31, 1998 and for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Sync Networks, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the transition period from November 1, 1998 to December 31, 1998 and for the year ended December 31, 1999, in conformity with generally accepted accounting principles.




                                  /s/ KPMG LLP
New York, New York
March 5, 2000

Report of Independent Certified Public Accountants




To the Board of Directors and Shareholders of E-Sync Networks, Inc.

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of E-Sync Networks, Inc. (formerly known as Wiltek, Inc. and its Subsidiary) (the "Company") for the fiscal year ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, stockholders' equity, and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, stockholders' equity, and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of the Company for the fiscal year ended October 31, 1998, in conformity with accounting principles generally accepted in the United States.



GRANT THORNTON LLP
NEW YORK, NEW YORK
DECEMBER 29, 1998

                             E-SYNC NETWORKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                       DECEMBER 31,
                                                                                           1999
                                                                                   ---------------------
                                          ASSETS

Current Assets:
     Cash and cash equivalents .........................................................   $  7,182
     Accounts receivable, less allowance for doubtful accounts of $124,000, and
         $35,000 as of December 31, 1999 and 1998 respectively .........................      1,148
     Other current assets...............................................................        382
                                                                                           --------

          Total current assets .........................................................      8,712

    Equipment, net .....................................................................      3,620
    Goodwill and other intangible assets, net ..........................................      4,419
    Other assets .......................................................................        250
                                                                                           --------

          Total assets .................................................................   $ 17,001
                                                                                           ========


                            LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
    Term loans payable, current portion ...............................................    $    105
    Obligations under capital leases, current portion .................................         102
    Accounts payable ..................................................................       1,465
    Accrued expenses ..................................................................       1,941
    Medical benefits obligation, current portion ......................................          28
    Deferred revenue ..................................................................         171
                                                                                           --------
       Total current liabilities ......................................................       3,812

Term loans payable, less current portion ..............................................           6
Obligations under capital leases, less current portion ................................          60
Medical benefits obligation, less current portion .....................................         210
                                                                                           --------
Total liabilities .....................................................................       4,088

Stockholders' equity:
Convertible Preferred Stock, par value $.01 per share, 10,000,000 shares authorized
Series A Convertible Preferred Stock, par value $.01 per share, 1,000,000 shares
  issued and outstanding, with an aggregate liquidation preference of $2,985 ...........         10
Series B Convertible Preferred Stock, par value $.01 per share,  2,272,727 shares
  issued and outstanding, with an aggregate liquidation preference of $10,000 ..........         23
Common Stock, stated value $.01 per share,  50,000,000 shares authorized,
  7,607,692 shares issued and outstanding at December 31,1999 ..........................         76
Additional paid in capital .............................................................     26,248
Accumulated deficit ....................................................................    (11,723)
Deferred compensation ..................................................................       (505)
Less treasury stock at cost, 992,565 shares ............................................     (1,216)
                                                                                           --------
       Total Stockholders' Equity ......................................................     12,913
                                                                                           --------

Commitments and Contingencies

       Total liabilities and stockholders' equity ......................................    $ 17,001
                                                                                            ========

          See Accompanying Notes to Consolidated Financial Statements.

                              E-SYNC NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
             (in thousands, except share and per share information)

                                                                       TWELVE MONTHS ENDED
                                                            ----------------------------------------      TWO MONTHS ENDED
                                                            DECEMBER 31, 1999       OCTOBER 31, 1998      DECEMBER 31, 1998
                                                            -----------------       ----------------      -----------------
REVENUES:
    Managed services .....................................      $     3,620            $     4,480           $       647
    Professional services ................................            3,870                  3,104                   548
                                                                -----------            -----------           -----------
         Total revenues ..................................            7,490                  7,584                 1,195

COSTS AND EXPENSES:
    Cost of managed services .............................            3,626                  2,429                   363
    Cost of professional services ........................            3,110                  2,208                   334
    Sales and marketing ..................................            2,583                  1,031                   199
    General and administrative ...........................            3,643                  1,069                   219
    Research and development .............................            1,291                    492                    81
    Non-cash compensation ................................              309                     --                    --
                                                                -----------            -----------           -----------
    Total operating expenses .............................           14,562                  7,229                 1,196
                                                                -----------            -----------           -----------
    Income (loss) from operations ........................           (7,072)                   355                    (1)

OTHER INCOME (EXPENSE):
     Other expense, net ..................................              (97)                    --                    (1)
     Interest expense ....................................              (56)                   (48)                   (5)
     Interest income .....................................               62                     --                    --
                                                                -----------            -----------           -----------
     Total other (expense)................................              (91)                   (48)                   (6)
                                                                -----------            -----------           -----------
Net earnings (loss) ......................................      $    (7,163)           $       307           $        (7)
                                                                ===========            ===========           ===========


Earnings (loss) per common share:
     Basic ...............................................      $     (1.51)           $       .08           $       .00
                                                                ===========            ===========           ===========
     Diluted .............................................      $     (1.51)           $       .07           $       .00
                                                                ===========            ===========           ===========


Weighted average number of shares
used in per share calculation:
     Basic ...............................................        4,752,629              3,838,483             3,892,128
                                                                ===========            ===========           ===========
     Diluted .............................................        4,752,629              4,140,364             3,892,128
                                                                ===========            ===========           ===========




           See accompanying notes to consolidated financial statements

                                     E-SYNC NETWORKS, INC.
                               STATEMENT OF STOCKHOLDERS' EQUITY
                               (IN THOUSANDS, EXCEPT SHARE DATA)


                                        Series A Preferred Stock    Series B Preferred Stock          Common Stock

                                           Shares        Amount       Shares         Amount       Shares         Amount

Balance at October 31, 1997                     --       --               --          --         4,836,693      $ 1,612

Exercise of options                             --       --               --          --            48,000           16

 Issuance of treasury stock as
     bonus                                      --       --               --          --                --           --

    Net income                                  --       --               --          --                --           --


                                         ---------       --       ----------          --         ---------      -------
   Balance at October 31, 1998                  --       --               --          --         4,884,693        1,628

 Net loss                                       --       --               --          --                --           --


                                         ---------       --       ----------          --         ---------      -------
   Balance at December 31, 1998                 --       --               --          --         4,884,693        1,628

 Par value adjustment                           --       --               --          --                --       (1,579)

Exercise of options                             --       --               --          --           443,800            4

   Exercise of warrants                         --       --               --          --          1,500,00           15

 Issuance of Series A Preferred
     Stock                               1,000,000       10               --          --                --           --

 Issuance of Series B Preferred
     Stock                                      --       --        2,272,727          23                --           --

 Issuance of stock in lieu of
     payment for services                       --       --               --          --            75,000            1
   Issuance of stock to an advisor              --       --               --          --            32,523           --



                                     E-SYNC NETWORKS, INC.
                               STATEMENT OF STOCKHOLDERS' EQUITY
                               (IN THOUSANDS, EXCEPT SHARE DATA)

                                      Additional                                                                     Total
                                       Paid-In-        Deferred        Accumulated                               Stockholders'
                                       Capital      Compensation        Deficit              Treasury Stock         Equity
                                                                                         Shares          Amount
Balance at October 31, 1997          $    5,611          --            $   (4,860)     (1,035,637)      (1,269)    $    1,094

Exercise of options                          (4)         --                    --              --           --             12

 Issuance of treasury stock as
     bonus                                  (15)         --                    --          43,072           53             38

    Net income                               --          --                   307              --           --            307
                                     ----------          --            -----------     ----------       ------     ----------

   Balance at October 31, 1998            5,592          --                (4,553)       (992,565)      (1,216)         1,451

 Net loss                                    --          --                    (7)             --           --             (7)
                                     ----------          --            -----------     ----------       ------     ----------

   Balance at December 31, 1998           5,592          --                (4,560)       (992,565)      (1,216)         1,444

 Par value adjustment                     1,579          --                    --              --           --             --

Exercise of options                         188          --                    --              --           --            192

   Exercise of warrants                   1,485          --                    --              --           --          1,500

 Issuance of Series A Preferred
     Stock                                2,958          --                    --              --           --          2,968

 Issuance of Series B Preferred
     Stock                                9,962          --                    --              --           --          9,985

 Issuance of stock in lieu of
     payment for services                   421          --                    --              --           --            422
   Issuance of stock to an advisor          154          --                    --              --           --            154

Issuance of stock options in
  lieu of payment for services               --          --          --          --          --          --

Amortization of deferred
  compensation                               --          --          --          --          --          --

Issuance of common stock in
  connection with acquisition
  of Braincraft                         671,676           7          --          --          --          --

Net loss                                     --          --          --          --          --          --
                                   -------------------------------------------------------------------------------------------------
Balance at December 31, 1999          7,607,692   $      76   1,000,000   $      10   2,272,727   $      23
                                   =================================================================================================



          See accompanying notes to consolidated financial statements.









Issuance of stock options in
  lieu of payment for services            519           (519)              --              --              --               --

Amortization of deferred
  compensation                                            14               --              --              --                14

Issuance of Common Stock in
  connection with acquisition
  of Braincraft                         3,390            --                --              --              --             3,397

 Net loss                                --              --              (7,163)           --              --            (7,163)
                                   -----------------------------------------------------------------------------------------------
 Balance at December 31, 1999         $26,248          $(505)          $(11,723)       (992,565)        $(1,216)        $12,913
                                   ===============================================================================================




          See accompanying notes to consolidated financial statements.

                              E-SYNC NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except share and per share data)

                                                                         TWELVE MONTHS ENDED                TWO MONTHS ENDED
                                                               DECEMBER 31, 1999       OCTOBER 31, 1998     DECEMBER 31, 1998
                                                             -------------------       -----------------   -------------------

Cash flows from operating activities:
  Net earnings (loss)......................................          $ (7,163)               $   307                $   (7)
  Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities
      Depreciation and amortization........................               528                    218                    44
      Provision for doubtful accounts......................                77                     --                    --
      Loss on disposal of fixed assets.....................                99                     --                    --
      Non-cash compensation................................               309                     --                    --
      Issuance of treasury stock as bonus..................                --                     37                    --
      Changes in operating assets and liabilities:
         Accounts receivable...............................              (138)                    26                   141
         Other current assets..............................              (204)                     6                    (9)
         Accounts payable and accrued expenses.............             1,639                    (37)                   30
         Deferred Revenue..................................               (53)                    --                    --
                                                                     --------                -------               -------
  Net cash (used in) provided by operating activities......            (4,906)                   557                   199
Cash flows from investing activities:
  Acquisition of Braincraft, net of cash acquired..........              (518)                    --                    --
  Capital expenditures.....................................            (2,952)                  (279)                  (60)
                                                                     --------                -------               -------
Net cash used in investing activities......................            (3,470)                  (279)                  (60)
                                                                     --------                -------               -------
Cash flows from financing activities:
  Payments on bank loans...................................              (764)                    --                    --
  Proceeds from bank loans.................................               750                     --                    32
  Proceeds from exercise of stock options and warrants.....             1,692                     12                    --
  Proceeds from issuance of preferred stock................            12,953                     --
  Advance payments on Series B preferred stock.............               352                     --                    --
  Payments under capital lease obligations, net............              (222)                  (149)                  (42)
                                                                     --------                -------               -------
Net cash provided by (used in) financing activities........            14,761                   (137)                  (10)
                                                                     --------                -------               -------
Net increase in cash and cash equivalents..................             6,385                    141                   129

Cash and cash equivalents at beginning of period...........               797                    527                   668
                                                                     --------                -------               -------
Cash and cash equivalents at end of period.................          $  7,182                $   668               $   797
                                                                     ========                =======               =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest.................................................          $     67                $    56               $     6
                                                                     ========                =======               =======
  Income Taxes.............................................          $      7                $     5               $     1
                                                                     ========                =======               =======
  Non-cash investing activities:
  Capital lease obligations incurred for fixed asset
     acquisitions..........................................          $     74                $   165               $    15
                                                                     ========                =======               =======

                             E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999
         (All information subsequent to December 31, 1999 is unaudited)

(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         (A) SUMMARY OF OPERATIONS.

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

         The Company's wholly owned subsidiary, Braincraft Learning Technologies, Inc. ("Braincraft") provides the design and development of web sites to various companies. Braincraft was incorporated in the State of New York in 1995 and acquired by the Company in November, 1999.

         The Company's Board of Directors decided on February 23, 1999 to change the date on which the Company's fiscal year ends from October 31 to December 31. The financial results for the two-month transition period commencing on November 1, 1998, and terminating on December 31, 1998 are reported on this Form 10-KSB.

         (B)  USE OF ESTIMATES

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (C)  PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company, its subsidiary, E- Sync Networks (U.K.) Ltd., and, from its acquisition by the Company on November 8, 1999, the Company's subsidiary Braincraft Learning Technologies, Inc. All significant intercompany transactions have been eliminated in consolidation.

         (D)  CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid instruments including money market funds and certificates of deposit with original maturities of three months or less to be cash equivalents.

         (E)  REVENUE RECOGNITION

         Revenue from managed services and professional services, excluding the design and development of Internet Websites, is recognized when services are performed. Revenues from the design and development of Internet web sites are recognized using the percentage-of-completion method. Deferred revenue represents amounts billed in excess of costs incurred, and is recorded as a liability. To the extent costs incurred and anticipated costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.

                             E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999
         (All information subsequent to December 31, 1999 is unaudited)

         (F)  EQUIPMENT

         Equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight line method over the estimated useful lives of the related assets, generally ranging from three to seven years. Equipment under capital lease obligations are depreciated over the lesser of the useful life or the term of the lease.

         (G)  PRODUCT DEVELOPMENT

         Product development expenses include personnel and consulting costs associated with the design, development and testing of the Company's systems and are expensed as incurred.

         (H)  TAXES

         Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         (I)  EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share, and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic EPS is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. As a result of the Company's net loss, diluted net loss per share was the same as basic net loss per share for the year ended December 31 ,1999 and the two months ended December 31, 1998, since the effect of any potentially dilutive securities would be anti-dilutive.

         Diluted net loss per common share for the year ended December 31, 1999, and the two months ended December 31, 1998, does not include the effects of (i) options to purchase 1,002,105, and 760,300 shares of common stock, respectively, nor (ii) the issuance of 4,772,727, and 0, shares of common stock issuable upon the conversion of Series A, and B preferred stock on an "as if" converted basis, respectively, as the effect of their inclusion is anti-dilutive for each period.

         Excluded in the computation of diluted earnings per share for the twelve months ended October 31, 1998, were options to purchase 171,500 shares of common stock because the option's exercise price was greater than the average market price for the common shares.

          (J)  ADVERTISING COSTS

         Advertising and promotion costs are expensed as incurred. These costs were $333,800 for the twelve months ended December 31, 1999 and $106,000 for the twelve months ended October 31, 1998.

                             E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999
         (All information subsequent to December 31, 1999 is unaudited)

         (K)  FAIR VALUE OF FINANCIAL INSTRUMENTS; RISK CONCENTRATION

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

         During the fiscal year ended December 31, 1999, two customers accounted for more than 10% of the Company's total revenues. One customer's accounts receivable balance exceeded 10% of the outstanding accounts receivable. During the fiscal year ended October 31, 1998, two customers accounted for more than 10% of the Company's total revenues.

         (L)  GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets are stated net of accumulated amortization. Goodwill and other intangible assets are being amortized on a straight line basis over their expected period of benefit of five years.

         (M)  IMPAIRMENT OF LONG-LIVED ASSETS

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121") establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. Under provisions of SFAS No. 121, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company will evaluate the carrying value of equipment in relation to the operating performance and future undiscounted cash flows of the underlying business. SFAS No. 121 requires analysis of each item on an individual asset-by-asset basis, where applicable. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. Generally, fair value represents the expected future cash flows from the use of the asset or group of assets, discounted at an interest rate commensurate with the risks involved.

         (N) ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company has adopted SFAS No. 123, Accounting or Stock-Based Compensation. As permitted by SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, in accounting for employee stock options. As opposed to SFAS No. 123, which is a fair value based method, APB No. 25 provides that compensation expense related to the Company's employee stock options be measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that elect to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

                             E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999
         (All information subsequent to December 31, 1999 is unaudited)

         (O)  401(K) PLAN

         The Company established a 401(k) defined contribution plan covering substantially all eligible employees. An eligible employee may elect to reduce his taxable compensation and have the amount of any such reduction contributed to the Plan on the employee's behalf. The Company may also make a discretionary matching contribution to the Plan. During the years ended December 31, 1999 and October 31, 1998, the Company's matching contribution was 15% of employee contributions up to the applicable limit.

         An eligible employee may elect to reduce his taxable compensation by 15% (but not more than $10,500 per year or such greater amount as may be set by the Internal Revenue Service). The amount of the reduction is called elective deferral. The Company will then contribute the elective deferral to the Plan on the employee's behalf. The Company's contributions to the plan for the years ended December 31, 1999 and October 31, 1998 and the two months ended December 31, 1998, were $37,000, $34,700, and $4,400 respectively.

         (P)  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Subsequently, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet analyzed the impact of this pronouncement on its financial statements.

         (Q)  REORGANIZATION

         At the Company's annual shareholders' meeting held on July 15, 1999, the shareholders approved the formation of E-Sync Networks, Inc., a Delaware corporation and (at the time) a wholly-owned subsidiary of Wiltek Inc., and the merger of Wiltek Inc. with and into E-Sync Networks, Inc., with the effect of
(i) changing the name of the Company, (ii) changing the state of incorporation of the Company, and (iii) amending the Certificate of Incorporation and By-laws of the Company (such events, collectively, the "Reorganization") The Reorganization was consummated on July 28, 1999. The financial statements discussed above for all periods prior to the Reorganization, represent the balance sheets, consolidated statements of operations and cash flows of Wiltek, Inc.; however, such financial statements have been renamed to E-Sync Networks, Inc. to reflect the current name of the Company.

                             E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999
         (All information subsequent to December 31, 1999 is unaudited)


(2) BALANCE SHEET COMPONENTS

Property and Equipment
                                                             December 31, 1999
                                                             -----------------
                                                                  ($000's)
Computer equipment                                                 $3,241
Equipment acquired under capital leases                               633
Furniture and fixtures                                                234
Leasehold improvements                                                883
                                                                   ------
                                                                    4,991
Less: accumulated depreciation and amortization,
including $411 on equipment under capital lease                     1,371
                                                                   ------

Equipment, net                                                     $3,620
                                                                   ======

Accrued Expenses
                                                             December 31, 1999
                                                             -----------------
                                                                   ($000)
Salary and related benefits                                        $  672

Deferred rent                                                         220
Professional fees                                                     135
Accrued acquisition costs                                             127
Severance                                                             126
Other accrued expenses                                                661
                                                                   ------

         Total accounts payable and accrued expenses               $1,941
                                                                   ======

(3)      ACQUISITION

         On November 8, 1999, the Company acquired 100% of the outstanding stock of Braincraft Learning Technologies, Inc. ("Braincraft") for a total purchase price of $3.8 million. The purchase price includes (i) $250,000 of cash, (ii) 680,256 shares of E-Sync common stock valued at $2.9 million (iii) acquisition costs of $225,000 and (iv) options valued at $542,000. The Company assigned a value of $4.6 million to goodwill and other intangible assets, of which $132,000 was amortized during 1999. The acquisition of Braincraft was accounted for as a purchase business combination.

         The following unaudited pro-forma consolidated amounts give effect to the acquisition of Braincraft as if it had occurred on November 1, 1997, by consolidating Braincraft's results of operations with the results of E-Sync for the years ended December 31, 1999 and October 31, 1998 and the two months ended December 31, 1998. The unaudited pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results. The pro-forma basic and diluted net earnings (loss) per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding. The calculation of the weighted average number of shares outstanding assumes that 680,256 shares of E-Sync common stock issued in connection with its acquisition of Braincraft were outstanding for the entire period.

                             E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999
         (All information subsequent to December 31, 1999 is unaudited)




                                                                      YEAR ENDED
                                                       ---------------------------------------       TWO MONTHS ENDED
                                                       DECEMBER 31, 1999      OCTOBER 31, 1998       DECEMBER 31, 1998
                                                       -----------------      ----------------       -----------------
Revenue                                                   $    8,377             $    8,503             $    1,412
Net income (loss) attributable to common
stockholders                                                  (7,704)                   302                     84

Earnings (loss) per share
   Basic                                                  $    (1.44)            $     0.07             $    (0.02)
   Diluted                                                $    (1.44)            $     0.06             $    (0.02)

Weighted average shares used in net loss per
share calculation
   Basic                                                   5,332,133              4,518,339              4,572,384
   Diluted                                                 5,332,133              4,820,620              4,572,384



(4)  CAPITALIZATION

         Common Stock

         In 1999, the Company issued 1,943,800 shares upon the exercise of common stock warrants and options and received net proceeds of $1,692,000. In the fourth quarter of 1999, the Company issued 32,523 shares of common stock valued at $154,000 to an advisor for services performed which was expensed immediately. Also in 1999, the Company issued 75,000 shares of common stock to an advisor for services to be performed over three years. The $422,000 value ascribed to the 75,000 shares is recorded as other assets and is being ratably amortized over three years, of which $141,000 has been amortized in 1999. The issuance of the shares is non-refundable.

         Series A Convertible Preferred Stock

         On January 28, 1999, Commercial Electronics Capital Partnership, L.P. ("CECAP"), and a related entity, Commercial Electronics, L.L.C. (collectively, "Purchaser"), purchased 732,160 shares of common stock from three retiring directors of the Company at $.85 per share. In connection therewith, the Purchaser also purchased (i) 1,000,000 shares of Series A convertible preferred stock, and (ii) a warrant to purchase up to 1,500,000 shares of the Company's common stock for 18 months at a price of $1.00 per share, for an aggregate cash consideration paid to the Company of $3,000,000. The Purchaser exercised the warrants during 1999. The Series A convertible preferred stock is convertible into common stock at any time at the option of the holder on the basis of 2.5 shares of common stock for each share of Series A Preferred Stock.

         In connection with the aforementioned transaction, the Purchaser became the beneficial owner of 4,732,160 shares of the Company's authorized common stock, representing (at the time) approximately 59% of the Company's outstanding common stock (assuming the conversion of Purchaser's preferred stock into common stock and the full exercise of the Purchaser's warrant to purchase common stock). Such beneficial ownership, along with the fact that the Purchaser's designees currently constitute a majority of the Company's Board of Directors, and the fact that Purchaser has the contractual right to retain control of the Company's Board of Directors, constituted a change in control of the Company from the retiring directors to the Purchaser and their director nominees. Utilization of the Company's net tax loss carry forwards will be significantly limited as a result of the change in control of the Company.


         Pursuant to the Purchase Agreement, the Company signed a "Medical Benefit Letter" which obligates the Company to provide medical benefits to the three retiring directors and their spouses until they reach age 65 (dates ranging from September 12, 2004 to December 29, 2009). The Company's maximum obligation under the Medical Benefit Letter is $400,000. The Company initially recorded a liability approximating $260,000 representing the net present value of the maximum $400,000 medical benefit obligation. The Company was also required to deposit $250,000 in a Medical Escrow Fund to secure a portion of the Company's obligation under the Medical Benefit Letter. The Company has classified the deposit of $250,000 as "other assets" in the accompanying balance sheet. The Company is entitled to withdraw from the medical escrow fund medical benefits paid pursuant to the Medical Benefit Letter on a quarterly basis. Such payments totaled $21,775 during the twelve months ended December 31, 1999, and were charged against the medical benefit obligation liability.

         Series B Convertible Preferred Stock

         In the fourth quarter of 1999, the Company issued 1,590,909 shares of Series B Convertible Preferred Stock at $4.40 per share, and the Company's U.K. subsidiary issued 3,000,000 preference shares, which preference shares are exchangeable at the option of the holder thereof, at any time, for 681,818 additional shares of the Company's Series B Preferred Stock. The Company (including its U.K. subsidiary) received aggregate cash proceeds of $9.985 million from such sales, net of offering costs ($10 million of gross proceeds). For presentation purposes, these sales have been consolidated as if the 681,818 shares of Series B Preferred Stock underlying the preference shares were sold in lieu of the preference shares.

         Any holder of Series B Preferred Stock shall have the right, at its option, at any time and from time to time, to convert any or all of such holder's shares of Series B Preferred Stock into shares of Common Stock. Upon the third anniversary of the Issue Date, each outstanding share of Series B Preferred Stock, or if earlier, the transfer of any shares of Series B Preferred Stock by an initial holder to any person other than an affiliate of such initial holder, such shares shall automatically be converted into shares of Common Stock.

         Each share of Series B Preferred Stock entitles the holder thereof to vote on each of the matters entitled to be voted on by holders of common stock, voting together as a single class with other shares entitled to vote thereon. Unless the consent or approval of a greater number of shares shall then be required by law, the affirmative vote of the holders of at least a majority of the outstanding shares of Series B Preferred Stock, voting as a single class, shall be necessary to (i) authorize, increase the authorized number of shares of, or issue any shares of any class of Senior Stock, (ii) amend, alter or repeal the Certificate of Incorporation so as to affect the shares of Series B Preferred Stock adversely, (iii) authorize or issue any security convertible into Senior Stock or (iv) effect an Extraordinary Event (as defined therein).

         The preference shares issued by E-Sync U.K. (i) have no voting rights (other than with respect to the winding up of E-Sync U.K. and altering the rights of such shares), (ii) have a priority in payment on a winding up of E-Sync U.K., (iii) are not entitled to dividends, (iv) are non-transferable, and
(v) are redeemable on November 5, 2009.

         Liquidation Preference

         In the event of any liquidation or winding up of the Company, holders of Series A and B convertible preferred stock will be entitled to an amount equal to the applicable purchase price per share, plus any accrued but unpaid dividends, before any amounts are paid on behalf of the Company's Common Stock.

         (5)  STOCK OPTIONS

         In December 1999, the Company issued options to purchase 40,000 shares of common stock at an exercise price of $4.20 per share to a consultant in connection with acting as a technical advisor for the Company's U.K. operations for three years. These options are exercisable for a period of 10 years. These options vest ratably over three years. The Company accounts for these options in accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Pursuant to EITF 96-18, the Company valued the options using a Black-Scholes pricing model. The $519,000 ascribed to the options reflects their market value as of December 31, 1999, and has been recorded as deferred compensation. This cost is being amortized over the applicable vesting periods. The value ascribed to these options will be adjusted at each intervening balance sheet date to bring the total charge up to the then-current market value. The Company has amortized $14,000 of the deferred compensation as of December 31, 1999. Such amount is included within non-cash compensation in the statement of operations.

         In July 1999, the Shareholders of the Company approved the Company's 1999 incentive compensation plan. The plan consists of a total of 750,000 shares issuable upon exercise of the underlying options or grants. At December 31, 1999, 49,395 shares were available for future grants. The maximum number of shares which may have been awarded under the 1983 and 1988 stock option plans to employees was 500,000 and 400,000, respectively. No shares are available for future grants under these plans at December 31, 1999. An aggregate of 850,000 shares were authorized under the Company's 1994 stock option plan. No shares are available for future grants under this plan at December 31, 1999. None of the above option prices were less then fair market value at the date of grant. Options issued under plans other than the 1999 plan are fully exercisable. Vesting under the 1999 plan ranges from immediate to three years from the employee's start date. The maximum term of the grant is ten years.

The following table summarizes the options granted under the various plans for the period from November 1, 1997 through December 31, 1999:

                                                                WEIGHTED AVERAGE
                                                   SHARES        EXERCISE PRICE
                                                 ---------      ----------------
Outstanding at 10/31/97..................          779,300             $.52
  Granted................................          195,000             $.81
  Exercised..............................          (48,000)            $.25
  Expired / Canceled.....................         (238,000)           $1.38
                                                 ---------
  Outstanding at 10/31/98................          688,300             $.47

Granted..................................           72,000             $.56
  Exercised..............................               --               --
  Expired / Canceled.....................               --               --
                                                 ---------
  Outstanding at 12/31/98................          760,300             $.48

Granted..................................          700,605            $4.02
  Exercised..............................         (443,800)            $.43
  Expired / Canceled.....................          (15,000)            $.70
                                                 ---------
  Outstanding at 12/31/99................        1,002,105            $2.97
                                                 =========

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and, accordingly, no compensation cost has been recognized for the employee stock option plan. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards, net earnings and earnings per share would have increased as follows:


                                                      Twelve Months Ended                        Two Months Ended
                                         December 31, 1999           October 31, 1998            December 31, 1998
                                         -----------------           ----------------            -----------------
NET EARNINGS
As reported                               $      (7,163)               $         307               $          (7)
Pro Forma                                 $      (9,791)               $         195               $         (46)

EARNINGS PER SHARE
As reported
       Basic                              $      (1.51)                $        0.08               $        0.00
       Diluted                            $      (1.51)                $        0.07               $        0.00

Pro Forma
       Basic                              $      (2.06)                $        0.05               $        0.00
       Diluted                            $      (2.06)                $        0.05               $        0.00


          The resulting effect on the pro forma net loss per common share for the years ended December 31, 1999 and October 31, 1998, and for the two months ended December 31, 1998, is not likely to be representative of the effects on the net loss on a pro forma basis in future years, because the pro forma results include the impact of only two years, one year, and fourteen months , respectively, of grants and related vesting, while subsequent years will include additional grants and vesting.

          The following table summarizes information about the stock options at December 31, 1999.

                                Options Outstanding                                               Options Exercisable
-----------------------------------------------------------------------------------   -------------------------------------------

     Range of             Number           Weighted Average         Weighted                  Number               Weighted
     Exercise         Outstanding at          Remaining             Average               Exercisable at           Average
      Prices             12/31/99          Contractual Life      Exercise Price              12/31/99           Exercise Price
------------------ -------------------- ------------------------------------------    ---------------------- --------------------

  $0.00 - $0.25          141,000                4.85                 $0.25                   141,000                   $0.25
  $0.50 - $0.56           70,000                6.93                 $0.55                    70,000                   $0.55
  $0.87 - $1.28           85,000                7.99                 $0.87                    85,000                   $0.87
  $2.94 - $2.98          124,213                8.82                 $2.98                    27,189                   $2.97
  $4.13 - $5.02          581,892                9.88                 $4.23                      --                       --
                       ---------                                                             -------
                       1,002,105                8.67                 $2.97                   323,189                   $0.71
                       =========                                                             =======

(6)  EARNINGS PER SHARE

For the periods presented in the Consolidated Statement of Operations, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options. The following table shows the reconciliation of Basic and Diluted EPS computations:

                                                                Twelve Months Ended
                                                                 October 31, 1998
                                                     -----------------------------------------
                                                     Earnings         Shares         Per Share
                                                    ---------        ---------       ---------
Basic EPS
Earnings                                             $ 307,400       3,838,083            $.08

Diluted Effect of Securities:
Stock Options                                               --         302,281            (.01)
                                                     ---------       ---------           ------

Diluted EPS
Earnings plus assumed conversions                    $ 307,400       4,140,364           $ .07
                                                     =========       =========           ======




         Excluded in the October 31,1998 computation of Diluted EPS were options to purchase 171,500 shares of common stock at prices ranging from $0.81 to $2.94 because the options' exercise price was greater than the average market price of the common shares. These options, which expire March 21, 1999 to December 15, 2007, included 160,000 options issued during the twelve months ended October 31, 1998. All options and warrants have been excluded from the earnings per share calculation for the two months ended December 31, 1998 and the twelve months ended December 31, 1999, as the Company recorded a loss for those periods, and inclusion of such options and warrants would have had an anti-dilutive effect.

(7)  INCOME TAXES

         For the year ended December 31, 1999 and the two months ended December 31, 1998, there is no provision for federal, state or local income taxes since the Company incurred losses during those periods.

         Significant components of the Company's deferred tax assets as of December 31, 1999 are as follows:

         Deferred tax assets:

                NET OPERATING LOSS CARRY-FORWARD               $  3,883,000
                Investment tax credit carry-forward                  18,000
                Other, net                                          117,000
                                                               ------------

                Deferred tax asset                                4,018,000
                     Less valuation allowance                     4,018,000
                                                               ------------

                Net deferred tax assets                        $          0
                                                               =          =

         At December 31, 1999, the Company's U.S. operating loss carry-forwards for Federal tax purposes approximated $9,017,000 and $7,973,000 for state tax purposes. The Company's U.K. operating loss carry-forwards are approximately $1,129,000 for tax purposes as of December 31, 1999. The expected Federal Statutory rate is 34%. The Company has established a valuation allowance to reduce its net deferred tax asset to zero at December 31, 1999 because current evidence indicates that it is more likely than not that the deferred tax asset will not be realized. The valuation reserve was increased by $2,725,000 in the year ended December 31, 1999 as a result of utilization and expiration of net operating loss carry-forwards. The Company accounts for the investment tax credit by the flow-through method.

The Tax Reform Act of 1986 enacted a complex set of rules (Internal Revenue Code
Section 382) limiting the utilization of net operating loss carry-forwards to offset future taxable income following a corporate "ownership change." Generally, this occurs when there is a greater than 50% change in ownership.

(8)  COMMITMENTS AND CONTINGENCIES

         During the years ended December 31, 1999 and October 31, 1998, the Company entered into various capital lease agreements for new computer equipment totaling $73,619 and $164,600, respectively. The lease terms vary from 36 to 39 months, with interest rates between ranging from 8.77% and 35.08%.

         The related future lease minimum payments as of December 31, 1999 are as follows:

Year Ending December 31                                                       Capital Leases
-----------------------                                                       --------------
            2000                                                            $        129,000
            2001                                                                      49,000
            2002                                                                      11,000
                                                                                      ------
Net minimum lease payment                                                   $        189,000
Amount representing interest (weighted average interest rate of 13.0%)                27,000
                                                                                      ------
Present value of net minimum capital lease payments                         $        162,000
Less current portion                                                                 102,000
                                                                                     -------
Obligations under capital leases, excluding current portion                 $         60,000
                                                                            =         ======


         Annual employment agreements are in effect with two officers of the Company which call for a base compensation to be mutually agreed upon at renewal and upon failure to reach agreement will terminate, with the officer, in certain circumstances, being entitled to a severance payment in an amount equal to one-half to one and one-half of his then

                             E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999
         (All information subsequent to December 31, 1999 is unaudited)


current annual base compensation. Assuming that the severance arrangements under such agreements become operative, the minimum aggregate payoffs under such contracts would approximate $268,000.

         Total rental expenses for office space, equipment and automobiles included in the results of operations for fiscal years ended December 31, 1999 and October 31, 1998, were $720,000 and $291,000 respectively. Minimum rental commitments under non-cancelable operating leases covering space and equipment are as follows:


                  Year                               Rental Commitments
                  ----                               ------------------
                  2000                                        $  415,410
                  2001                                           405,410
                  2002                                           355,410
                  2003                                           355,410
                  2004                                           274,565
                                                              ----------
                                                              $1,806,205
                                                              ==========

LEGAL PROCEEDINGS

        The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operation or liquidity.

(9)  BUSINESS SEGMENT INFORMATION

The FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") in June 1997. SFAS 131 supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. SFAS 131 replaces the "industry segment' concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters. The Company adopted SFAS 131 in 1999.

The Company began foreign operations in 1983 when it established its computer center in London, England. During 1999, the U.K. operation's total revenues were $705,500 with a net loss of $401,200. Included in the above were $282,200 in U.S. management costs allocated to U.K. operations and inter-company net interest expense charged to E-Sync U.K. for $45,500. Identifiable total assets amounted to $333,600. The U.S. dollar is the functional currency of the U.K. operation.

During fiscal year 1998, the U.K. operation's total revenues were $923,900 with a net loss of $116,300. Included in the above were $253,500 in U.S. management costs allocated to U.K. operations and inter-company net interest expense charged to E-Sync U.K. in the amount of $41,900. Identifiable total assets were $424,600.

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

                             E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999
         (All information subsequent to December 31, 1999 is unaudited)



Professional Services

Professional Services is a consulting systems design and integration services organization that provides legacy-to-web application development and migration. As a Microsoft Solution Provider Partner, certified system engineers and Microsoft product specialists assist customers in designing and developing migration strategies to Microsoft BackOffice(R) products. The Company's system engineers also provide network design and integration services, whereby they assess customers' web design, messaging, and connectivity needs, evaluate existing infrastructure architecture, define and test migration processes, and prepare enterprise-wide implementation plans. They also develop tools, utilities and conversion software for directory support as well as design workflow automation solutions.

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

The following table presents the Company's business segment financial information (in thousands):



                                                      TWELVE MONTHS ENDED               TWO MONTHS ENDED
                                          ------------------------------------------- ---------------------
                                            DECEMBER 31, 1999     OCTOBER 31, 1998      DECEMBER 31, 1998
                                          --------------------- --------------------- ---------------------

REVENUE:
 Managed services                                $    3,620           $     4,480           $       647
 Professional services                                3,870                 3,104                   548
                                                 ----------           -----------           -----------
    Total revenues                               $    7,490           $     7,584           $     1,195
                                                 ==========           ===========           ===========

OPERATING INCOME (LOSS):
 Managed services                                $   (3,788)          $       801           $        13
 Professional services                               (3,284)                 (440)                  (15)
                                                 ----------           -----------           -----------
Operating income (loss) from segments                (7,072)                  361                    (2)
 Corporate expenses, net                                (97)                   (6)                   (1)
 Interest expense (income), net                           6                   (48)                   (4)
                                                 ----------           -----------           -----------
    Net earnings (loss)                          $   (7,163)          $       307           $        (7)
                                                 ==========           ===========           ===========
DEPRECIATION AND AMORTIZATION:
 Managed services                                $      202           $       135           $         5
 Professional services                                   34                    22                    29
 Corporate                                              292                    61                    10
                                                 ----------           -----------           -----------
    Total depreciation and amortization          $      528           $       218           $        44
                                                 ==========           ===========           ===========

CAPITAL EXPENDITURES:
 Managed services                                $      927           $        84           $        59
 Professional services                                   70                    17                    --
 Corporate                                            1,955                    13                     1
                                                 ----------           -----------           -----------
    Total capital expenditures                   $    2,952           $       114           $        60
                                                 ==========           ===========           ===========

IDENTIFIABLE ASSETS AT:                     DECEMBER 31, 1999
                                          ---------------------
Managed services                                 $   2,071
Professional services                                  708
                                                ----------
   Total assets for reportable segments              2,779
Corporate                                           14,222
                                                ----------
   Total assets                                 $   17,001
                                                ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the change in control reported on a Form 8-K filed with the Securities and Exchange Commission on February 12, 1999, the Company, effective March 5, 1999, terminated the Company's previous accountants, Grant Thornton LLP ("Grant Thornton"), and appointed the firm of KPMG LLP ("KPMG") as the Company's new independent accountants. The decision to change accountants was approved by the Company's Board of Directors. Grant Thornton's report on the Company's financial statements for the years ended October 31, 1998 and 1997 did not contain an adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. During these two fiscal years and any subsequent interim period preceding this dismissal, there were no disagreements between the Company and Grant Thornton that, if not resolved to Grant Thornton's satisfaction, would have caused Grant Thornton to make a reference to the subject matter of the disagreement in connection with its report. Neither the Company nor anyone acting on the Company's behalf consulted KPMG regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, nor did the Company or anyone acting on the Company's behalf receive written or oral advice from KPMG that was an important factor considered by the Company in reaching a decision on any such matter.


                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item 9 is incorporated herein by reference to the definitive proxy statement of E-Sync Networks, Inc. to be filed with the Securities and Exchange Commission ("SEC") within 120 days following the end of the Company's fiscal year ended December 31, 1999, relating to its 2000 Annual Meeting of Stockholders.

ITEM 10.  MANAGEMENT REMUNERATION AND TRANSACTIONS

Information required by this Item 10 is incorporated herein by reference to the definitive proxy statement of E-Sync to be filed with the SEC within 120 days following the end of the Company's fiscal year ended December 31, 1999, relating to its 2000 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item 11 is incorporated herein by reference to the definitive proxy statement of E-Sync to be filed with the SEC within 120 days following the end of the Company's fiscal year ended December 31, 1999, relating to its 2000 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 12 is incorporated herein by reference to the definitive proxy statement of E-Sync to be filed with the SEC within 120 days following the end of the Company's fiscal year ended December 31, 1999, relating to its 2000 Annual Meeting of Stockholders.

                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:


                                                  Exhibit Index
-------------------------------------------------------------------------------------------------------------------------
   Exhibit                                                                        Location of exhibit in sequential
    Number                              Description                                       numbering system
-------------------------------------------------------------------------------------------------------------------------
2.1             Agreement and Plan of Merger, dated as of September           Incorporated by reference to Exhibit
                27, 1999, by and among E-Sync Networks, Inc.,                 2.1 of Registrant's Form 8-K dated
                Braincraft Learning Technologies, Inc., BLT Acquisition       November 8, 1999
                Corp., Dan Stechow and Kevin Marth.
-------------------------------------------------------------------------------------------------------------------------
2.2             Amendment No. 1 to the Agreement and Plan of Merger,          Incorporated by reference to Exhibit
                dated as of November 8, 1999, by and among E-Sync             2.2 of Registrant's Form 8-K dated
                Networks, Inc., Braincraft Learning Technologies, Inc.,       November 8, 1999
                BLT Acquisition Corp., Dan Stechow and Kevin Marth.
-------------------------------------------------------------------------------------------------------------------------
2.3             Securities Purchase Agreement, dated as of January 28,        Incorporated by reference to Exhibit
                1999, by and among Wiltek, Inc., Commercial                   2.1 of Registrant's Form 8-K dated
                Electronics Capital Partnership, L.P., and Commercial         January 28, 1999
                Electronics, L.L.C.
-------------------------------------------------------------------------------------------------------------------------
2.4             Stock Purchase Agreement, dated as of January 28, 1999,       Incorporated by reference to Exhibit
                by and among Jay Fitzpatrick, Boris Frenkel, F. Spencer       2.2 of Registrant's Form 8-K dated
                Pooley, Commercial Electronics Capital Partnership,           January 28, 1999
                L.P. and Commercial Electronics, L.L.C.
-------------------------------------------------------------------------------------------------------------------------
3.1             Articles of Incorporation                                     Incorporated by reference to
                                                                              Registrant's Definitive Proxy
                                                                              Statement dated June 23, 1999
-------------------------------------------------------------------------------------------------------------------------
3.2             Certificate of Amendment of Certificate of Incorporation      Incorporated by reference to Exhibit
                setting forth the terms of the "Senior Convertible Series     3.2 of Registrant's Form 8-K dated
                A Preferred Stock," as filed with the Secretary of the        January 28, 1999
                State of the State of Connecticut on January 26, 1999.
-------------------------------------------------------------------------------------------------------------------------
4.1             Certificate of Designations, Preferences and Rights of        Filed herewith
                Senior Convertible Series B Preferred Stock of E-Sync
                Networks, Inc.
-------------------------------------------------------------------------------------------------------------------------
4.2             Amended and Restated Registration Rights Agreement,           Filed herewith
                dated as of November 1, 1999, among Commercial
                Electronics Capital Partnership, L.P., Commercial
                Electronics, L.L.C., the New Purchasers listed therein,
                and E-Sync Networks, Inc.
-------------------------------------------------------------------------------------------------------------------------
10.1            Form of Employment Agreement between the Registrant           Filed herewith
                and David S. Teitelman
-------------------------------------------------------------------------------------------------------------------------
10.2            Form of Employment Agreement between the Registrant           Filed herewith
                and Frank J. Connolly, Jr.
-------------------------------------------------------------------------------------------------------------------------
10.3            Office Lease, dated as of March 25, 1999, between             Filed herewith
                Fairhaven Investors Limited Partnership and Wiltek, Inc.
-------------------------------------------------------------------------------------------------------------------------
21              List of the Registrant's subsidiaries                         Filed herewith
-------------------------------------------------------------------------------------------------------------------------
23.1            Consent of Grant Thornton LLP                                 Filed herewith
-------------------------------------------------------------------------------------------------------------------------
23.2            Consent of KPMG LLP                                           Filed herewith
-------------------------------------------------------------------------------------------------------------------------

27              Financial Data Schedule                                       Filed herewith
-------------------------------------------------------------------------------------------------------------------------


(b)  Reports on Form 8-K

     1. On February 12, 1999, the Company filed a report on Form 8-K announcing the change in control of the Company.

     2. On March 10, 1999, the Company filed a report on Form 8-K announcing the appointment of KPMG, LLP as the Company's new auditors, and the changing of the Company's fiscal year end from October 31 to December 31.

     3. On July 30, 1999, the Company filed a report on Form 8-K announcing the creation of and merger into E-Sync Networks, Inc. effectively changing its name from Wiltek, Inc. to E-Sync Networks, Inc. and changing its state of incorporation from Connecticut to Delaware.

     4. On November 23, 1999, the Company filed a report on Form 8-K announcing the acquisition of Braincraft Learning Technologies, Inc.

     5. On January 24, 2000, the Company filed a report on Form 8-K/A (as an amendment to the Form 8-K filed on November 23, 1999) to report the financial information required in connection with its acquisition of Braincraft Learning Technologies, Inc.

                                   Signatures


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     E-Sync Networks, Inc.

                                     By:


                                     /s/ Jonathan S. Rubin
                                     ----------------------
                                     Jonathan S. Rubin, CEO


                                     /s/ Frank J. Connolly, Jr.
                                     ---------------------------
                                     Frank J. Connolly, Jr., CFO

Date:  March 31, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/ John C. Maxwell, III
-------------------------            Date: March 31, 2000
John C. Maxwell, III
Chairman



-------------------------            Date: March 31, 2000
Peter J. Boni
Director


/s/ Nathan Gantcher
-------------------------            Date: March 31, 2000
Nathan Gantcher
Director


/s/ Stephen D. Grubbs
-------------------------            Date: March 31, 2000
Stephen D. Grubbs
Director


/s/ Jonathan S. Rubin
-------------------------            Date: March 31, 2000
Jonathan S. Rubin
Director

                                                     EXHIBIT INDEX

-------------------------------------------------------------------------------------------------------------------------
   Exhibit                                                                        Location of exhibit in sequential
    Number                              Description                                       numbering system
-------------------------------------------------------------------------------------------------------------------------
2.1             Agreement and Plan of Merger, dated as of September           Incorporated by reference to Exhibit
                27, 1999, by and among E-Sync Networks, Inc.,                 2.1 of Registrant's Form 8-K dated
                Braincraft Learning Technologies, Inc., BLT Acquisition       November 8, 1999
                Corp., Dan Stechow and Kevin Marth.
-------------------------------------------------------------------------------------------------------------------------
2.2             Amendment No. 1 to the Agreement and Plan of Merger,          Incorporated by reference to Exhibit
                dated as of November 8, 1999, by and among E-Sync             2.2 of Registrant's Form 8-K dated
                Networks, Inc., Braincraft Learning Technologies, Inc.,       November 8, 1999
                BLT Acquisition Corp., Dan Stechow and Kevin Marth.
-------------------------------------------------------------------------------------------------------------------------
2.3             Securities Purchase Agreement, dated as of January 28,        Incorporated by reference to Exhibit
                1999, by and among Wiltek, Inc., Commercial                   2.1 of Registrant's Form 8-K dated
                Electronics Capital Partnership, L.P., and Commercial         January 28, 1999
                Electronics, L.L.C.
-------------------------------------------------------------------------------------------------------------------------
2.4             Stock Purchase Agreement, dated as of January 28, 1999,       Incorporated by reference to Exhibit
                by and among Jay Fitzpatrick, Boris Frenkel, F. Spencer       2.2 of Registrant's Form 8-K dated
                Pooley, Commercial Electronics Capital Partnership,           January 28, 1999
                L.P. and Commercial Electronics, L.L.C.
-------------------------------------------------------------------------------------------------------------------------
3.1             Articles of Incorporation                                     Incorporated by reference to
                                                                              Registrant's Definitive Proxy
                                                                              Statement dated June 23, 1999
-------------------------------------------------------------------------------------------------------------------------
3.2             Certificate of Amendment of Certificate of Incorporation      Incorporated by reference to Exhibit
                setting forth the terms of the "Senior Convertible Series     3.2 of Registrant's Form 8-K dated
                A Preferred Stock," as filed with the Secretary of the        January 28, 1999
                State of the State of Connecticut on January 26, 1999.
-------------------------------------------------------------------------------------------------------------------------
4.1             Certificate of Designations, Preferences and Rights of        Filed herewith
                Senior Convertible Series B Preferred Stock of E-Sync
                Networks, Inc.
-------------------------------------------------------------------------------------------------------------------------
4.2             Amended and Restated Registration Rights Agreement,           Filed herewith
                dated as of November 1, 1999, among Commercial
                Electronics Capital Partnership, L.P., Commercial
                Electronics, L.L.C., the New Purchasers listed therein,
                and E-Sync Networks, Inc.
-------------------------------------------------------------------------------------------------------------------------
10.1            Form of Employment Agreement between the Registrant           Filed herewith
                and David S. Teitelman
-------------------------------------------------------------------------------------------------------------------------
10.2            Form of Employment Agreement between the Registrant           Filed herewith
                and Frank J. Connolly, Jr.
-------------------------------------------------------------------------------------------------------------------------
10.3            Office Lease, dated as of March 25, 1999, between             Filed herewith
                Fairhaven Investors Limited Partnership and Wiltek, Inc.
-------------------------------------------------------------------------------------------------------------------------
21              List of the Registrant's subsidiaries                         Filed herewith
-------------------------------------------------------------------------------------------------------------------------
23.1            Consent of Grant Thornton LLP                                 Filed herewith
-------------------------------------------------------------------------------------------------------------------------
23.2            Consent of KPMG LLP                                           Filed herewith
-------------------------------------------------------------------------------------------------------------------------
27              Financial Data Schedule                                       Filed herewith
-------------------------------------------------------------------------------------------------------------------------