Form 10QSB
period 2000-03-31
E SYNC NETWORKS INC
filed 2000-05-15
CIK 107559

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


                       (Mark one)
              [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000


               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _________________ to __________________


           Commission file number          0-2401

                              E-SYNC NETWORKS, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    06-0625999
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                     Identification No.)

                       35 Nutmeg Drive, Trumbull, CT 06611
                    (Address of principal executive offices)

                                 (203) 601-3000
                           (Issuer's telephone number)



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

                                    Yes X No _____

           State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                            Class                                          Outstanding at May 1, 2000
                            -----                                          --------------------------
               Common Stock, Par Value $.01                                     3,730,976 shares
          Series A Preferred Stock, No Par Value                                1,000,000 shares
          Series B Preferred Stock, No Par Value                                2,272,727 shares

                              E-Sync Networks, Inc.

                                      Index



                                                                                  Page No.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:


         Condensed Consolidated Balance Sheet at
                  March 31, 2000 (unaudited)                                       3

         Condensed Consolidated Statements of Operations (unaudited)
                  For the Three Months Ended March 31, 2000 and 1999               4


         Condensed Consolidated Statements of Cash Flows (unaudited)
                  For the Three Months Ended March 31, 2000 and 1999               5


         Notes to Consolidated Financial Statements                                6


Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        9


Item 3. Quantitative and Qualitative Disclosures About Market Risk                11


PART II.   OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds                                11

Item 6.  Exhibits and Reports on Form 8-K                                         12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              E-SYNC NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                      MARCH 31, 2000
                                                                                        (unaudited)
                                     ASSETS

Current Assets:
     Cash and cash equivalents ..................................................        $  3,635
     Accounts receivable, less allowance for doubtful accounts of $124,000  .....           1,942
     Other current assets .......................................................             469
                                                                                         --------
          Total current assets ..................................................           6,046
Equipment, net ..................................................................           4,191
Goodwill and other intangible assets, net .......................................           4,192
Other assets ....................................................................             250
                                                                                         --------
          Total assets ..........................................................        $ 14,679
                                                                                         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Term loan payable, current portion .........................................        $    105
     Obligations under capital leases, current portion ..........................              81
     Accounts payable ...........................................................             945
     Accrued expenses ...........................................................           1,816
     Medical benefits obligation, current portion ...............................              28
     Deferred revenue ...........................................................             104
                                                                                         --------
          Total current liabilities .............................................           3,079
Term loan payable, less current portion .........................................               3
Obligations under capital leases, less current portion ..........................              58
Medical benefits obligation, less current portion ...............................             210
                                                                                         --------
Total liabilities ...............................................................           3,350
Stockholders' Equity:
Convertible Preferred Stock, par value $.01 per share, 10,000,000 shares authorized
Series A Convertible Preferred Stock, par value $.01 per share,  1,000,000 shares
issued and outstanding ..........................................................              10
Series B Convertible Preferred Stock, par value $.01 per share,  2,272,727 shares
issued and outstanding ..........................................................              23
Common Stock, stated value $.01 per share,  50,000,000 shares authorized, .......              77
7,720,541 shares issued and outstanding at March 31, 2000
Additional paid in capital ......................................................          26,346
Deferred compensation ...........................................................            (479)
Accumulated deficit .............................................................         (13,432)
Less treasury stock at cost, 992,565 shares .....................................          (1,216)
                                                                                         --------
          Total Stockholders' equity ............................................          11,329
                                                                                         --------
Commitments and Contingencies
          Total liabilities and stockholders' equity ............................        $ 14,679
                                                                                         ========

     See accompanying notes to condensed consolidated financial statements.

                              E-SYNC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                        Three Months Ended
                                                                             March 31,
                                                                      2000                1999
                                                                      ----                ----
                                                                              (unaudited)
REVENUES:
   Managed services .......................................        $     1,191         $       959
   Professional services ..................................              1,349                 638
                                                                   -----------         -----------
       Total revenues .....................................              2,540               1,597

COST OF SALES:
   Managed services .......................................                929                 660
   Professional services ..................................              1,268                 428
                                                                   -----------         -----------
       Total cost of sales ................................              2,197               1,088

GROSS MARGIN:
   Managed services .......................................        $       262         $       299
   Professional services ..................................                 81                 210
                                                                   -----------         -----------
       Total gross margin .................................                343                 509

OPERATING EXPENSES:
   Sales and marketing ....................................                668                 466
   General & administrative ...............................                991                 718
   Product development ....................................                385                 199
   Non-cash compensation ..................................                102                  --
                                                                   -----------         -----------
       Total Operating Expenses ...........................              2,146               1,383
                                                                   -----------         -----------
   Loss from Operations ...................................             (1,803)               (874)

OTHER INCOME (EXPENSE):
   Other expense, net .....................................                 (4)               (100)
   Interest expense .......................................                 (7)                (13)
   Interest income ........................................                105                  17
                                                                   -----------         -----------
       Total other income (expense) .......................                 94                 (96)
                                                                   -----------         -----------

NET LOSS ..................................................        $    (1,709)        $      (970)
                                                                   ===========         ===========

Basic and diluted net loss per share ......................        $      (.26)        $      (.25)
                                                                   ===========         ===========

Weighted average number of shares used in basic and diluted
net loss per share .......................................           6,689,983           3,950,461
                                                                   ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                              E-SYNC NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except share and per share data)

                                                                                  THREE MONTHS ENDED
                                                                            MARCH 31, 2000      MARCH 31, 1999
                                                                            --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................            $(1,709)            $  (970)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization ......................................            $   419             $    71
Loss on disposal of fixed assets ...................................                 --                  99
Non-cash compensation ..............................................                102                  --
Changes in operating assets and liabilities:
Accounts receivable ................................................               (793)                (14)
Other current assets ...............................................               (140)               (319)
Accounts payable and accrued expenses ..............................               (646)                391
Deferred Revenue ...................................................                (66)                (76)
                                                                                -------             -------
         NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES .......             (2,833)               (666)
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures ......................................               (763)                (76)
                                                                                -------             -------
NET CASH USED IN INVESTING ACTIVITIES ..............................               (763)                (76)
                                                                                -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on bank loan, net ................................                 (4)                 (3)
         Proceeds from exercise of stock options and warrants ......                 76                  28
         Proceeds from issuance of preferred stock and warrants ....                 --               3,000
         Payments under capital lease obligations, net .............                (23)                (36)
         Issuance of treasury stock as bonus .......................                 --                  --
                                                                                -------             -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ................                 49               2,989
                                                                                -------             -------
Net increase (decrease) in cash and cash equivalents ...............             (3,547)              2,247
Cash and cash equivalents at beginning of period ...................              7,182                 797
                                                                                -------             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................            $ 3,635             $ 3,044
                                                                                =======             =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
         Interest ..................................................            $     7             $    14
                                                                                =======             =======
         Income Taxes ..............................................            $     4             $     1
                                                                                =======             =======

          See accompanying notes to consolidated financial statements.

                              E-SYNC NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF ACCOUNTING

The condensed consolidated balance sheet as of March 31, 2000, and the related condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of March 31, 2000, and for the three months then ended, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.  CASH

For purposes of the statement of cash flows, the Company considers all highly liquid instruments including money market funds and certificates of deposit with original maturities of three months or less to be cash equivalents.

3. EARNINGS PER SHARE

For the periods presented in the Consolidated Statements of Operations, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options.

Options to purchase 850,089 shares and 685,300 shares of common stock at prices ranging from $.25 to $5.0173 were outstanding at March 31, 2000 and 1999, respectively. No options were issued in the three months ended March 31, 2000. 3,272,727 convertible preferred shares were outstanding at March 31, 2000. All of the stock options and convertible preferred shares were excluded from the calculation of Diluted EPS for the three months ended March 31, 2000 and 1999 because the Company experienced a loss for those periods and inclusion of such securities would have had an anti-dilutive effect.

4. STOCK OPTIONS

In December 1999, the Company issued options to purchase 40,000 shares of common stock at an exercise price of $4.20 per share to a consultant in connection with acting as a technical advisor for the Company's U.K. operations for three years. These options are exercisable for a period of 10 years. These options vest ratably over three years. The Company accounts for these options in accordance with Emerging Issue Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services@ ("EITF 96-18"). Pursuant to EITF 96-18, the Company valued the options using a Black-Scholes pricing model. The $542,600 ascribed to the options reflects their market value as of March 31, 2000, and has been recorded as deferred compensation. This cost is being amortized over the applicable vesting periods. The value ascribed to these options will be adjusted at each intervening balance sheet date to bring the total charge up to the then-current market value. To date, the Company has amortized $63,300 of the deferred compensation, $49,300 of which has been amortized in the current period. Such amount is included within non-cash compensation in the statement of operations.

5. COMMITMENTS AND CONTINGENCIES

The Company entered into a Loan and Security Agreement with People's Bank in June 1998, for a line of credit of $750,000 for working capital needs plus an additional term loan of up to $100,000 for purchases of equipment.

Interest on advances under the term loan are payable monthly in arrears at one-half percent above prime and the total of such advances outstanding at December 31, 1998 were converted to a term loan. The term of the loan is for 30 months, payable in equal monthly principal payments of one-thirtieth of the outstanding balance at December 31, 1998, plus interest payable monthly commencing January 31, 1999, at one-half percent above prime on the outstanding principal balance. The amount outstanding under the term loan at March 31, 2000 was approximately $16,000. The Company's subsidiary, Braincraft Learning

Technologies, Inc., also has an outstanding line of credit of $100,000 bearing interest at 2% above the bank's prime rate. The amount outstanding under the line of credit at March 31, 2000 was approximately $92,000.

The related Security Agreement provides that the loans be secured by the Company's existing and future assets. Covenants under the Loan and Security Agreement provide that the Company's current ratio cannot be lower than 1.2, tangible net worth must be at least $1,000,000, and the Company must achieve $100,000 net earnings for each six-month period on a rolling six-month basis.

The Company's primary location is a leased facility in Trumbull, Connecticut. The lease obligates the Company to base rent payments commencing January 1, 2000 of $267,215 per year in years 1-5, $308,325 per year in years 6-10, and $349,435 per year in years 11-15. The Company is recording the rent expense ratably over the lease term.

Annual employment agreements are in effect with two officers of the Company which call for a base compensation to be mutually agreed upon at renewal, and upon failure to reach agreement, will terminate, with the officer, in certain circumstances, being entitled to a severance payment in an amount equal to one-half to one and one-half of his then current annual base compensation. Assuming that the severance arrangements under such agreements become operative, the minimum aggregate payoffs under such agreements would approximate $268,000.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Subsequently, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet analyzed the impact of this pronouncement on its financial statements.

7. BUSINESS SEGMENT INFORMATION

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

The following table presents the Company's business segment financial information, in thousands:

                                                       THREE MONTHS ENDED MARCH 31,
                                                           2000            1999
                                                           ----            ----
          REVENUE:
          Managed services                               $ 1,191         $   959
          Professional services                            1,349             638
                                                         -------         -------
              Consolidated revenues                      $ 2,540         $ 1,597
                                                         =======         =======

          OPERATING LOSS:
          Managed services                               $  (919)        $  (611)
          Professional services                             (815)           (264)
                                                         -------         -------
          Operating income (loss) from segments           (1,734)           (875)
          Corporate expenses, net                              4             100
          Interest expense (income), net                     (98)             (4)
                                                         -------         -------
              Net loss                                   $(1,639)        $  (970)
                                                         =======         =======

          DEPRECIATION AND AMORTIZATION:
          Managed services                               $    70         $    44
          Professional services                               22               7
          Corporate                                          327              20
                                                         -------         -------
              Total depreciation and amortization        $   419         $    71
                                                         =======         =======

          CAPITAL EXPENDITURES:
          Managed services                               $   141         $    51
          Professional services                               --              --
          Corporate                                          622              25
                                                         -------         -------
              Total capital expenditures                 $   763         $    76
                                                         =======         =======


         IDENTIFIABLE ASSETS AT:                     MARCH 31, 2000
                                                     --------------
         Managed services                                $ 2,314
         Professional services                               748
                                                         -------
             Total assets for reportable segments          3,062
         Corporate                                        11,617
                                                         -------
             Total assets                                $14,679
                                                         =======

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

The Company's revenues consist of fees for Professional Services provided to its customers in the form of web development, messaging infrastructure and other consulting services, and Managed Services in the form of hosting and messaging services. Professional Services, including services provided by the Company's subsidiary, Braincraft Learning Technologies, Inc. ("Braincraft"), are normally billed on a time and material basis with contracts typically ranging from 1 to 12 months. Managed Services consist of both fixed charges, billed in advance, and usage based charges billed at the end of the month. Contracts for Managed Services are typically for a one-year period. The Company recognizes revenue in the period the services are performed.

Managed Services revenues increased by 24.2% and Professional Services revenues increased by 111.5% in the three months ended March 31, 2000. Managed Services revenues increased primarily due to the initiation of the first TotalChain(SM) pilot migration. The increase in Professional Services revenue is primarily due to the acquisition and consolidation of Braincraft in November 1999. Net of the effect of the consolidation of Braincraft, Professional Services revenue increased by 41.3% over the periods, principally due to an increase in the volume of Professional Services provided.

Gross margin for Managed Services decreased to 22.0% in the three months ended March 31, 2000, compared to 31.2% for the three months ended March 31, 1999, mainly due to increased costs associated with expanded capacity to support future growth in new products. Gross margin for Professional Services decreased to 6.1% in the three months ended March 31, 2000, from 32.9% for the three months ended March 31, 1999, principally due to increased costs associated with the recruiting and training of additional personnel to support anticipated growth, partially offset by increased revenue from higher margin projects.

Sales and marketing expenses increased $201,000, or 43.1%, in the current quarter, and as a percent of total revenues decreased from 29.2% in the three months ended March 31, 1999, to 26.3% for the three months ended March 31, 2000. The increase in expenses is a result of the hiring of additional sales and marketing personnel.

The Company's general and administrative expenses were $991,000, or 38.1% higher for the three months ended March 31, 2000, than for the three months ended March 31, 1999. As a percent of total revenues, general and administrative expenses decreased from 45.0% to 39.0% over the periods. The increase in costs is primarily attributable to higher amortization resulting from the Braincraft acquisition as, well as increases in general, sales and operations management personnel and capabilities, and increased professional and consulting fees.

Research and development expenditures were $385,000 and $199,000 for the three months ended March 31, 2000, and 1999, respectively. The 93.0% increase in expenses for the current quarter was mainly due to the increase in the number of research and development personnel as well as the increased use of outside consultants. To date, all development costs have been expensed in the period incurred.

Interest income, net of interest expense, was $98,000 in the three months ended March 31, 2000, as compared to $4,000 in the three months ended March 31, 1999. The change was mainly due to the investment of funds received through the issuance of preferred stock prior to their use.

In December 1999, the Company issued options to purchase 40,000 shares of its common stock at an exercise price of $4.20 per share to a consultant in connection with the consultant acting as a technical advisor for E-Sync's U.K. operations for three years. These options are exercisable for a period of ten years and vest ratably over three years. The Company accounts for these options in accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Pursuant to EITF 96-18, the Company has valued the options using a Black-Scholes pricing model. The $542,600 ascribed to the options reflects the market value as of March 31, 2000, and has been recorded as deferred compensation. This cost is being amortized over the applicable vesting periods. The value ascribed to the options will be adjusted at each intervening balance sheet date to bring the total charge up to the then current market value. To date, the Company has amortized a total of $63,300 of the deferred compensation. Such amount includes $49,300, which was amortized in the current quarter, and is included within non-cash compensation in the statement of operations.

In 1999, the Company issued 75,000 non-refundable shares of its common stock to an advisor for services to be performed over three years. The $422,000 value ascribed to the 75,000 shares is recorded as an other asset and is being ratably amortized over three years, with $52,700 of such amortization expensed in the three months ended March 31, 2000. The issuance of the shares is non-refundable.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $3,546,499 during the three months ended March 31, 2000, from $7,182,000 at December 31, 1999. The Company invested approximately $763,000 in capital purchases related to the Company's headquarters and data center. Operations of the Company used approximately $2,832,900. At March 31, 2000, the Company had working capital of approximately $2,968,300.

Net cash used in operating activities was $2,832,000 for the three months ended March 31, 2000. Net cash flows used in operating activities in the period reflect net losses of $1,709,000, an increase of $880,000 in accounts receivable, and a decrease of $646 in accounts payable.

Net cash used in investing activities was $763,000 for the quarter ended March 31, 2000. Cash used in investing activities primarily reflects purchases of property and equipment for the installation of new computer equipment, purchases of furniture and equipment for employees, and leasehold improvements related to the expansion of data center capacity and the relocation of the Company's principal office to Trumbull, Connecticut. Management expects that the Company's capital expenditures will continue to increase in the future. During this period, management expects to fund capital expenditures either through the use of working capital or with capital leases.

As of March 31, 2000, the Company had $3,635,000 of cash and cash equivalents. The Company expects to experience significant growth in its operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute its business plan. As a result, the Company anticipates that such operating expenses, as well as planned capital expenditures, will constitute a material use of cash resources. In addition, the Company may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Thereafter, the Company may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, the Company may not be able to raise funds on acceptable terms or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. E-Sync's accounts receivables are subject, in the normal course of business, to collection risks. E-Sync regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, E-Sync does not anticipate any material losses in this area.

Interest Rate Risk. E-Sync's investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by E-Sync.


                           PART II. OTHER INFORMATION


The statements in this quarterly report on Form 10-QSB that are not historical fact constitute "forward-looking statements." Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

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

In addition, there can be no assurance that the Company will be successful in further developing any of its new products, that the Company will not experience difficulties that could delay or prevent successful development, introduction and sales of these products, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Although the Company expects to derive a substantial portion of its revenue from the TotalChain(SM) offerings in the future, it is still developing its pricing, expense and revenue model for the services associated with such offerings. If the Company is unable to successfully establish a pricing, expense and revenue model acceptable to its customers, the TotalChain(SM) offerings may not be commercially successful. Management cannot be sure that existing and future development efforts will be completed within the anticipated schedules or that, if completed, they will have the features or quality necessary to make them successful in the marketplace. Further, despite testing by the Company and by current and potential customers, errors could be found in the Company's products. E-Sync may not be able to successfully correct these errors in a timely and cost effective manner. If the Company is not able to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, or if these new products or enhancements do not have the features or quality necessary to make them successful in the marketplace, the Company's business will be seriously harmed.

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


     Date:  May 15, 2000                         E-SYNC NETWORKS, INC.




                                                 /s/  Frank J. Connolly
                                                 ----------------------
                                                 Frank J. Connolly, CFO