Form 10QSB/A
period 2000-03-31
E SYNC NETWORKS INC
filed 2000-05-17
CIK 107559

                   U.S. Securities and Exchange Commission
                            Washington, D.C. 20549


                                FORM 10-QSB/A


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

                                    Yes X No _____

           State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                            Class                                          Outstanding at May 1, 2000
                            -----                                          --------------------------
               Common Stock, Par Value $.01                                     7,723,541 shares
          Series A Preferred Stock, No Par Value                                1,000,000 shares
          Series B Preferred Stock, No Par Value                                2,272,727 shares

Explanatory Note:

This filing on Form 10-QSB/A amends and restates the Quarterly Report on Form 10-QSB of E-Sync Networks, Inc. for the quarterly period ended March 31, 2000 filed on May 15, 2000.

                              E-Sync Networks, Inc.

                                      Index



                                                                                  Page No.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:


         Condensed Consolidated Balance Sheet at
                  March 31, 2000 (unaudited)                                       3

         Condensed Consolidated Statements of Operations (unaudited)
                  For the Three Months Ended March 31, 2000 and 1999               4


         Condensed Consolidated Statements of Cash Flows (unaudited)
                  For the Three Months Ended March 31, 2000 and 1999               5


         Notes to Unaudited Condensed Consolidated Financial Statements            6


Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        9


PART II.   OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds                                11

Item 6.  Exhibits and Reports on Form 8-K                                         12

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
                                                                                         ========

See accompanying notes to unaudited condensed consolidated financial statements.

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
                                                                   ===========         ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                              E-SYNC NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except share and per share data)

                                                                                  THREE MONTHS ENDED
                                                                            MARCH 31, 2000      MARCH 31, 1999
                                                                            --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................            $(1,709)            $  (970)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization ......................................            $   419             $    71
Loss on disposal of fixed assets ...................................                 --                  99
Non-cash compensation ..............................................                102                  --
Changes in operating assets and liabilities:
Accounts receivable ................................................               (793)                (14)
Other current assets ...............................................               (140)               (319)
Accounts payable and accrued expenses ..............................               (646)                391
Deferred Revenue ...................................................                (66)                (76)
                                                                                -------             -------
         NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES .......             (2,833)               (666)
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures ......................................               (763)                (76)
                                                                                -------             -------
NET CASH USED IN INVESTING ACTIVITIES ..............................               (763)                (76)
                                                                                -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on bank loan, net ................................                 (4)                 (3)
         Proceeds from exercise of stock options and warrants ......                 76                  28
         Proceeds from issuance of preferred stock and warrants ....                 --               3,000
         Payments under capital lease obligations, net .............                (23)                (36)
                                                                                -------             -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ................                 49               2,989
                                                                                -------             -------
Net increase (decrease) in cash and cash equivalents ...............             (3,547)              2,247
Cash and cash equivalents at beginning of period ...................              7,182                 797
                                                                                -------             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................            $ 3,635             $ 3,044
                                                                                =======             =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
         Interest ..................................................            $     7             $    14
                                                                                =======             =======
         Income Taxes ..............................................            $     4             $     1
                                                                                =======             =======

See accompanying notes to unaudited condensed consolidated financial statements.

                              E-SYNC NETWORKS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

5. COMMITMENTS AND CONTINGENCIES

The Company had a Loan and Security Agreement with a commercial bank for a line of credit of $750,000 for working capital needs, and has an additional term loan of up to $100,000 for purchases of equipment. The working capital loan requires that interest be paid monthly on outstanding advances during the term of the loan at one quarter percent above prime and a fee on the unused portion of the loan be paid quarterly at one quarter percent. The working capital facility was scheduled to expire on July 1, 1999, however the Company received an extension under the same terms and conditions until November 15, 1999. In the fourth quarter of 1999, this line of credit was repaid and the facility was terminated.

Interest on advances under the term loan are payable monthly in arrears at one-half percent above prime and the total of such advances outstanding at December 31, 1998 were converted to a term loan. The term of the loan is for 30 months, payable in equal monthly principal payments of one-thirtieth of the outstanding balance at December 31, 1998, plus interest payable monthly commencing January 31, 1999, at one-half percent above prime on the outstanding principal balance. The amount outstanding under the term loan at March 31, 2000 was approximately $16,000. The Company's subsidiary, Braincraft Learning

Technologies, Inc., also has an outstanding line of credit with a commercial bank of $100,000 bearing interest at 2% above the bank's prime rate. The amount outstanding under the line of credit at March 31, 2000 was approximately $92,000.

The related Security Agreement provides that the loans be secured by the Company's existing and future assets. Covenants under the Loan and Security Agreement provide that the Company's current ratio cannot be lower than 1.2, tangible net worth must be at least $1,000,000, and the Company must achieve $100,000 net earnings for each six-month period on a rolling six-month basis. The Company obtained a waiver of these covenants as of March 31, 2000.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101 no later than the second quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No. 44") which provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued
To Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have significant effect on its results of operations.

In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. The Company has not yet analyzed the impact of this issue on its consolidated financial statements.

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

The following table presents the Company's business segment financial information, in thousands:

                                                       THREE MONTHS ENDED MARCH 31,
                                                           2000            1999
                                                           ----            ----
          REVENUE:
          Managed services                               $ 1,191         $   959
          Professional services                            1,349             638
                                                         -------         -------
              Consolidated revenues                      $ 2,540         $ 1,597
                                                         =======         =======

          OPERATING LOSS:
          Managed services                               $  (975)        $  (611)
          Professional services                             (828)           (264)
                                                         -------         -------
          Operating income (loss) from segments           (1,803)           (875)
          Corporate expenses, net                              4             100
          Interest expense (income), net                     (98)             (4)
                                                         -------         -------
              Net loss                                   $(1,709)        $  (970)
                                                         =======         =======

          DEPRECIATION AND AMORTIZATION:
          Managed services                               $    70         $    44
          Professional services                               22               7
          Corporate                                          327              20
                                                         -------         -------
              Total depreciation and amortization        $   419         $    71
                                                         =======         =======

          CAPITAL EXPENDITURES:
          Managed services                               $   141         $    51
          Professional services                               --              --
          Corporate                                          622              25
                                                         -------         -------
              Total capital expenditures                 $   763         $    76
                                                         =======         =======


         IDENTIFIABLE ASSETS AT:                     MARCH 31, 2000
                                                     --------------
         Managed services                                $ 2,314
         Professional services                               748
                                                         -------
             Total assets for reportable segments          3,062
         Corporate                                        11,617
                                                         -------
             Total assets                                $14,679
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

Managed Services revenues increased by 24.2% and Professional Services revenues increased by 111.5% in the three months ended March 31, 2000. Managed Services revenues increased primarily due to the initiation of the first TotalChain(SM) pilot implementation. The increase in Professional Services revenue is primarily due to the acquisition and consolidation of Braincraft in November 1999. Net of the effect of the consolidation of Braincraft, Professional Services revenue increased by 41.3% over the periods, principally due to an increase in the volume of Professional Services provided.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $3,546,000 during the three months ended March 31, 2000, from $7,182,000 at December 31, 1999. The Company invested approximately $763,000 in capital purchases related to the Company's headquarters and data center. Operations of the Company used approximately $2,833,000. At March 31, 2000, the Company had working capital of approximately $2,968,000.

Net cash used in operating activities was $2,833,000 for the three months ended March 31, 2000. Net cash flows used in operating activities in the period reflect net losses of $1,709,000, an increase of $793,000 in accounts receivable, and a decrease of $646,000 in accounts payable.

Net cash used in investing activities was $763,000 for the quarter ended March 31, 2000. Cash used in investing activities primarily reflects purchases of property and equipment for the installation of new computer equipment, purchases of furniture and equipment for employees, and leasehold improvements related to the expansion of data center capacity. Management expects that the Company's capital expenditures will continue to increase in the future. During this period, management expects to fund capital expenditures either through the use of working capital or with capital leases.

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


     Date:  May 15, 2000                         E-SYNC NETWORKS, INC.




                                                 /s/  Frank J. Connolly, Jr.
                                                 ---------------------------
                                                 Frank J. Connolly, Jr.
                                                 Chief Financial Officer
                                       12