Form 10QSB
period 2000-06-30
E SYNC NETWORKS INC
filed 2000-08-14
CIK 107559

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


            (Mark one)
              [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000


              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                                THE EXCHANGE ACT

For the transition period from                      to
                              ----------------------  --------------------------

Commission file number                   0-2401
                      ----------------------------------------------------------

                              E-SYNC NETWORKS, INC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          06-0625999
 -------------------------------                        -------------------
 (State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                         Identification No.)

                       35 Nutmeg Drive, Trumbull, CT 06611
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                 (203) 601-3000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

               Class                               Outstanding at August 1, 2000
     ---------------------------                   -----------------------------
     Common Stock Par Value $.01                         7,796,541 shares
Series A Preferred Stock No Par Value                    1,000,000 shares
Series B Preferred Stock No Par Value                    2,352,727 shares

Transitional Small Business Disclosure Format (Check one): Yes    No  X
                                                              ---    ---

                              E-Sync Networks, Inc.

                                      Index

                                                                                           Page No.
                                                                                           --------
PART I.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (unaudited):

           Consolidated Balance Sheet at June 30, 2000                                         3

           Condensed Consolidated Statements of Operations
                     For the Three and Six Months Ended June 30, 2000 and 1999                 4

           Condensed Consolidated Statements of Cash Flows
                     For the Six Months Ended June 30, 2000 and 1999                           5

           Notes to Condensed Consolidated Financial Statements                                6


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                          10


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                  15

Item 2.    Changes in Securities and Use of Proceeds                                          15

Item 4.    Submission of  Matters to a Vote of Security Holders                               15

Item 6.    Exhibits and Reports on Form 8-K                                                   15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                              E-SYNC NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                                 JUNE 30,
                                                                                                   2000
                                                                                                 --------
                                                                                                (unaudited)
                                             ASSETS

    Current Assets:
         Cash and cash equivalents .......................................................       $  1,399
         Accounts receivable, less allowance for doubtful accounts of $124 ...............          2,894
         Other current assets ............................................................            416
                                                                                                 --------

              Total current assets .......................................................          4,709

    Equipment, net .......................................................................          4,113
    Goodwill and other intangible assets, net ............................................          3,964
    Other assets .........................................................................            250
                                                                                                 --------

              Total assets ...............................................................       $ 13,036
                                                                                                 ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:
         Term loan payable, current portion ..............................................       $     95
         Obligations under capital leases, current portion ...............................             42
         Accounts payable ................................................................            852
         Accrued expenses ................................................................          1,812
         Medical benefits obligation, current portion ....................................             30
         Deferred revenue ................................................................            173
                                                                                                 --------
              Total current liabilities ..................................................          3,004

    Obligations under capital leases, less current portion ...............................             74
    Medical benefits obligation, less current portion ....................................            196
                                                                                                 --------
    Total liabilities ....................................................................          3,274

    Stockholders' Equity:
    Convertible preferred stock, par value $.01 per share, 10,000,000 shares authorized
         Series A - 1,000,000 shares issued and outstanding ..............................             10
         Series B - 2,352,727 shares issued and outstanding ..............................             23
    Common stock, stated value $.01 per share,  50,000,000 shares authorized,
        7,796,541 shares issued and outstanding ..........................................             78
    Additional paid in capital ...........................................................         27,126
    Deferred compensation ................................................................           (406)
    Accumulated deficit ..................................................................        (15,853)
    Less treasury stock at cost, 992,565 shares ..........................................         (1,216)
                                                                                                 --------
              Total stockholders' equity .................................................          9,762
                                                                                                 --------

    Commitments and Contingencies

              Total liabilities and stockholders' equity .................................       $ 13,036
                                                                                                 ========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              E-SYNC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                     2000              1999              2000              1999
                                                 -----------       -----------       -----------       -----------
                                                         (unaudited)                          (unaudited)
REVENUES:
      Managed services ....................      $       837       $       812       $     2,028       $     1,771
      Professional services ...............            2,066               988             3,415             1,626
                                                 -----------       -----------       -----------       -----------
            Total revenues ................            2,903             1,800             5,443             3,397

COST OF SALES:
      Managed services ....................              987               760             1,916             1,420
      Professional services ...............            1,480               644             2,748             1,072
                                                 -----------       -----------       -----------       -----------
            Total cost of sales ...........            2,467             1,404             4,664             2,492

GROSS MARGIN:
      Managed services ....................             (150)               52               112               351
      Professional services ...............              586               344               667               554
                                                 -----------       -----------       -----------       -----------
            Total gross margin ............              436               396               779               905

OPERATING EXPENSES:
      Sales and marketing .................              614               559             1,282             1,026
      General & administrative ............            1,284               617             2,048             1,335
      Product development .................              288               218               673               418
      Amortization of goodwill and
          other intangible assets .........              228                --               455                --
      Non-cash compensation ...............              459                --               561                --
                                                 -----------       -----------       -----------       -----------
            Total operating expenses ......            2,873             1,394             5,019             2,779

      Loss from operations ................           (2,437)             (998)           (4,240)           (1,874)

OTHER INCOME (EXPENSE):
      Other expense, net ..................               (3)               (1)               (7)             (101)
      Interest income (expense), net ......               19                 4               117                10
                                                 -----------       -----------       -----------       -----------
            Total other income (expense) ..               16                 4               110               (91)

Net loss ..................................      $    (2,421)      $      (995)      $    (4,130)      $    (1,965)
                                                 ===========       ===========       ===========       ===========


Basic and diluted net loss per share ......      $     (0.36)      $     (0.25)      $     (0.61)      $     (0.49)
                                                 ===========       ===========       ===========       ===========

Weighted average number of shares .........        6,756,832         4,049,628         6,756,832         4,000,045
                                                 ===========       ===========       ===========       ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              E-SYNC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except share and per share data)

                                                                                      SIX MONTHS ENDED
                                                                                JUNE 30, 2000  JUNE 30, 1999
                                                                                -------------  -------------
                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ................................................................      $(4,130)      $(1,965)
    Adjustments to reconcile net loss to net cash provided by operating activities ...........................................................
           Depreciation .....................................................          414           129
           Amortization of goodwill and other intangible assets .............          455            --
           Loss on disposal of fixed assets .................................           --            98
           Non-cash compensation ............................................          561            --
           Changes in operating assets and liabilities:
               Accounts receivable ..........................................       (1,746)         (533)
               Other current assets .........................................         (141)         (118)
               Accounts payable and accrued expenses ........................         (401)          778
               Other assets .................................................           --          (250)
                                                                                   -------       -------
           Net cash used in operating activities ............................       (4,988)       (1,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures .............................................         (907)         (859)
                                                                                   -------       -------
Net cash used in investing activities .......................................         (907)         (859)
                                                                                   -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Payments on bank loan, net .......................................          (16)           (6)
           Proceeds from exercise of stock options and warrants .............          174           116
           Proceeds from issuance of preferred stock and warrants ...........           --         3,000
           Payments under capital lease obligations, net ....................          (46)          (69)
                                                                                   -------       -------
Net cash provided by financing activities ...................................          112         3,041
                                                                                   -------       -------

Net (decrease) increase in cash and cash equivalents ........................        5,783           321

Cash and cash equivalents at beginning of period ............................        7,182           797
                                                                                   -------       -------

Cash and cash equivalents at end of period ..................................      $ 1,399       $ 1,118
                                                                                   =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Cash paid during the period for:
             Interest .......................................................      $    14       $    33
                                                                                   =======       =======
           Non cash investing activities:
             Capital Lease obligations incurred for fixed asset additions: ..      $    --       $    74
                                                                                   =======       =======


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              E-SYNC NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

1. ORGANIZATION AND BASIS OF ACCOUNTING

The consolidated balance sheet as of June 30, 2000, and the related condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements as of June 30, 2000, and for the three and six months then ended, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The accounting policies followed by the Company with respect to the unaudited interim consolidated financial statements are consistent with those stated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2. CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments including money market funds and certificates of deposit with original maturities of three months or less to be cash equivalents.

3. EARNINGS PER SHARE

For the periods presented in the condensed consolidated statement of operations, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options.

Options to purchase 2,230,298 shares and 685,300 shares of common stock at prices ranging from $0.01 to $15.00 were outstanding at June 30, 2000 and 1999, respectively. Options to purchase 1,470,376 shares of common stock at prices ranging from $0.01 to $15.00 were issued during the three months ended June 30, 2000.

In the second quarter of 2000, the Company issued an additional 80,000 shares of Series B Convertible Preferred Stock in connection with the fourth quarter of 1999 offering of shares of Series B Convertible Preferred Stock at $4.40 per share to accredited investors. The proceeds of $351,010 were received during the fourth quarter of 1999 with respect to such shares. At June 30, 2000, 3,352,727 convertible preferred shares were outstanding. All the stock options and convertible preferred shares were excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2000 and 1999, because the Company experienced a loss for those periods and inclusion of such securities would have had an anti-dilutive effect.

4. STOCK OPTIONS

In December 1999, the Company issued options to purchase 40,000 shares of common stock, at an exercise price of $4.20 per share, to a consultant in connection with acting as a technical advisor for the Company's U.K. operations for three years. The Company issued an additional 35,000 options to this consultant, at exercise prices ranging from $6.375 to $11.125, in the quarter ended June 30, 2000. These options are exercisable for a period of ten years. Of the additional options, 15,000 vest immediately and 20,000 vest ratably over three years. Also during the quarter ended June 30, 2000, the Company issued options to purchase 4,000 shares of common stock to a consultant in exchange for providing certain investor relation services over a nine month period. These options have an exercise price of $15.00 are exercisable for a period of ten years and vest ratably over the consultants period of service. The Company accounts for these options in accordance with Emerging Issue Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Pursuant to EITF 96-18, the Company valued the options using a Black-Scholes pricing model. At June 30, 2000, the market value of $468,000 ascribed to the options has been recorded as deferred compensation. This cost is being amortized over the applicable vesting periods. The value ascribed to these options is adjusted at each intervening balance sheet date to the then-current market value. To date, the Company has amortized $110,000 of the deferred compensation, $47,000 and $96,000 has been amortized during the three and six month periods ended June 30, 2000, respectively. Such amounts are included in non-cash compensation in the statements of operations.

Also during the three months ended June 30, 2000 the Company issued fully vested options to purchase 12,000 shares of common stock, at an exercise price of $0.01 per share, to a consultant in exchange for providing various operational advice for a six month period. These options are exercisable for a period of ten years. At June 30, 2000, the market value, using a Black-Scholes pricing model, of $88,000 ascribed to the options has been recorded as deferred compensation. The cost is being amortized over the applicable service period. The Company has amortized approximately $40,000 during the three and six month periods ended June 30, 2000. Such amounts are included in non-cash compensation in the statements of operations.

During May 2000, the Company issued fully vested options to purchase 50,000 shares of common stock, at an exercise price of $4.20 per share, to a consultant for services previously performed. These options are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model. For the three and six month periods ended June 30, 2000, the $318,000 ascribed to these options is in non-cash compensation in the statements of operations.

During the three months ended June 30, 2000 the Company granted options to purchase approximately 534,000 shares of common stock to employees at prices ranging from $4.50 to $6.38. These options are exercisable for a ten year period and vest over three years. In addition the Company granted options to purchase 752,000 shares of common stock, at an exercise price of $7.88, to the Company's CEO. These options are exercisable for a period of ten years. Approximately 406,000 shares vest over three years, the balance of approximately 346,000 shares contain vesting provisions that are contingent upon the price of the Company's stock achieving certain predefined levels. If the stock targets are met, the Company will record a non-cash compensation charge based on the value of the Company's stock at that time.

Options to purchase 76,000 and 189,000 shares of common stock were exercised during the three and six months ended June 30, 2000, respectively. The Company received proceeds of approximately $46,000 and $174,000, respectively upon the exercise of such options.

5. COMMITMENTS AND CONTINGENCIES

The Company had a Loan and Security Agreement with a commercial bank for a line of credit of $750,000 for working capital needs plus an additional term loan of up to $100,000 for purchases of equipment. The working capital line of credit was repaid and terminated in the fourth quarter of 1999.

Advances outstanding at December 31, 1998 were converted to a term loan. The term of the loan is for thirty months payable in equal monthly principal payments of one-thirtieth of the outstanding balance at December 31, 1998, plus interest payable monthly commencing January 31, 1999, at one-half percent above prime on the outstanding principal balance. The related term loan Security Agreement provides that the loans be secured by the Company's existing and future assets. Covenants under the Loan and Security Agreement provide that the Company's current ratio cannot be lower than 1.2, tangible net worth be at least $1,000,000 and the Company must achieve $100,000 net earnings for each six-month period on a rolling six-month basis. The Company has obtained a waiver of the net earnings covenant as of June 30, 2000. The amount outstanding under the term loan at June 30, 2000 was approximately $12,000.

The Company's subsidiary, Braincraft Learning Technologies Inc., also has an outstanding line of credit with a commercial bank of $100,000 bearing interest at 2% above the bank's prime rate. The amount outstanding under the line of credit at June 30, 2000 was approximately $84,000.

The Company's primary location is in a leased facility in Trumbull, Connecticut. The lease obligates the Company to base rent payments commencing January 1, 2000 of $267,215 per year in years 1-5, $308,325 per year in years 6-10 and $349,435 per year in years 11-15. The Company is recording the rent expense ratably over the lease term.

Annual employment agreements are in effect with various officers of the Company which call for upon termination, in certain circumstances, severance payments to be made to the officer. Assuming that the severance arrangements under such agreements become operative, the minimum aggregate payoffs under such contracts would approximate $265,800.

The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued To Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have significant effect on its results of operations.

7. BUSINESS SEGMENT INFORMATION

Serving its Fortune 1000 customer base, the Company offers secure online messaging, directory and fax services, Web application development services, hosted communications and infrastructure support solutions that link business partners via the Web. The operations of the Company are conducted through two business segments primarily within the continental United States and the United Kingdom. Descriptions of the business segments' services and operations are as follows:

MANAGED SERVICES
Managed Services provides customers with hosted global messaging services for e-mail, fax, directory services, and remote management services supported by a Company owned and operated, 24-hours-a-day, 7-days-a-week data center and help desk that assures reliable and safe electronic communications. Messaging services includes (i) TotalMail that provides user access to e-mail, shared calendar scheduling, distribution lists and folders, and (ii) Hosting services, whereby the Company will maintain customers' applications remotely at one of its sites (e.g., house a customer's mail servers and run the enterprise e-mail function). Fax services includes (i) Application to Fax which simultaneously delivers computer generated files from mainframe or PC-based applications to one or many facsimile devices worldwide, (ii) Mailfax, which sends faxes and attachments via e-mail, and (iii) Inbound Fax, which allows receipt of inbound faxes at the desktop via e-mail. Directory Services allows customers to outsource the management of their corporate electronic data directories via the Company's custom-designed directory solutions products. The Company also offers secure e-mail and fax messaging services through public key infrastructure
(PKI), digital certificates, and SmartCard authentication products.

PROFESSIONAL SERVICES Professional Services is a consulting systems design and integration services organization that provides Web application design and development and network infrastructure solutions. As a Microsoft Solution Provider Partner, certified design and system engineers and Microsoft product specialists assist customers in designing and developing migration strategies to Microsoft BackOffice(R) products. They provide assistance for Windows NT(R), Exchange(R), Systems Management Server(R) (SNS), SNA Server(R), Windows 2000 and internet/intranet deployment through Internet Information Server(R) (IIS). The Company's system engineers also provide design and integration services, whereby they assess customers' information, messaging, and connectivity needs, evaluate existing infrastructure architecture, define and test migration processes, and prepare enterprise-wide implementation plans. They also develop tools, utilities and conversion software for directory support as well as design workflow automation solutions. Through its Braincraft subsidiary, the Company offers web site design and application development services.

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

The following table presents the Company's business segment financial information, in thousands:

                                                 THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                -------------------------------------------------------------------
                                                      2000              1999              2000              1999
                                                -------------------------------------------------------------------
REVENUE:
   Managed services                                 $   837           $   812           $ 2,028           $ 1,771
   Professional services                              2,066               988             3,415             1,626
                                                -------------------------------------------------------------------
       Total revenues                               $ 2,903           $ 1,800           $ 5,443           $ 3,397
                                                ===================================================================

OPERATING LOSS:
   Managed services                                 $  (978)          $  (576)          $(1,757)          $(1,097)
   Professional services                             (1,459)             (422)           (2,483)             (777)
                                                -------------------------------------------------------------------
   Operating loss from segments                      (2,437)             (998)           (4,240)           (1,874)
   Corporate expenses, net                                3                 1                 7               101
   Interest expense (income), net                       (19)               (4)             (117)              (10)
                                                -------------------------------------------------------------------
       Net loss                                     $(2,421)          $  (995)          $(4,130)          $(1,965)
                                                ===================================================================

DEPRECIATION AND AMORTIZATION:
   Managed services                                 $    92           $    39           $   162           $    84
   Professional services                                 19                 6                42                12
   Corporate                                            338                13               665                33
                                                -------------------------------------------------------------------
       Total depreciation and amortization          $   449           $    58           $   869           $   129
                                                ===================================================================

CAPITAL EXPENDITURES:
   Managed services                                 $   105           $   260           $   246           $   311
   Professional services                                  4                55                 4                55
   Corporate                                             34               467               656               493
                                                -------------------------------------------------------------------
       Total capital expenditures                   $   144           $   782           $   907           $   859
                                                ===================================================================

                   IDENTIFIABLE ASSETS AT:                      JUNE 30, 2000
                                                                -------------
                     Managed services                               $ 2,879
                     Professional services                            1,174
                                                                    -------
                         Total assets for reportable segments         4,053
                     Corporate                                        8,983
                                                                    -------
                         Total assets                               $13,036
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

In addition to the Company's new strategy to develop and provide web supply chain solutions, the Company will continue to offer its existing services on a modular basis to customers. These services include web design consulting, secure online messaging, outsourced e-mail services, directory and fax services, hosted communications, network design and integration, messaging integration and message platform migration.

The Company's revenues consist of fees for Professional Services provided to its customers in the form of web development, messaging infrastructure and other consulting services, and Managed Services in the form of hosting and messaging services. Professional Services, including services provided by the Company's subsidiary, Braincraft Learning Technologies, Inc. ("Braincraft"), are billed on a fixed fee project or time and material basis with contracts typically ranging from 1 to 12 months. Managed Services consist of both fixed charges, billed in advance, and usage based charges billed at the end of the month. Contracts for Managed Services are typically for a one-year period. The Company recognizes revenue in the period the services are performed.

In December 1999, the Company issued options to purchase 40,000 shares of common stock, at an exercise price of $4.20 per share, to a consultant in connection with acting as a technical advisor for the Company's U.K. operations for three years. The Company issued an additional 35,000 options to this consultant, at exercise prices ranging from $6.375 to $11.125, in the quarter ended June 30, 2000. These options are exercisable for a period of ten years. Of the additional options, 15,000 vest immediately and 20,000 vest ratably over three years.
Also during the quarter ended June 30, 2000, the Company issued options to purchase 4,000 shares of common stock to a consultant in exchange for providing certain investor relation services over a nine month period. These options have an exercise price of $15.00, are exercisable for a period of ten years and vest ratably over the consultants period of service. The Company accounts for these options in accordance with Emerging Issue Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Pursuant to EITF 96-18, the Company valued the options using a Black-Scholes pricing model. At June 30, 2000, the market value of $468,000 ascribed to the options has been recorded as deferred compensation. This cost is being amortized over the applicable vesting periods. The value ascribed to these options is adjusted at each intervening balance sheet date to the then-current market value. To date, the Company has amortized $110,000 of the deferred compensation, $47,000 and $96,000 has been amortized during the three and six month periods ended June 30, 2000, respectively. Such amounts are included in non-cash compensation in the statements of operations.

Also during the three months ended June 30, 2000 the Company issued fully vested options to purchase 12,000 shares of common stock, at an exercise price of $0.01 per share, to a consultant in exchange for providing various operational advice for a six month period. These options are exercisable for a period of ten years. At June 30, 2000, the market value, using a Black-Scholes pricing model, of $88,000 ascribed to the options has been recorded as deferred compensation. The cost is being amortized over the applicable service period. The Company has amortized approximately $40,000 during the three and six month periods ended June 30, 2000. Such amounts are included in non-cash compensation in the statements of operations.

During May 2000, the Company issued fully vested options to purchase 50,000 shares of common stock, at an exercise price of $4.20 per share, to a consultant for services previously performed. These options are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model. For the three and six month periods ended June 30, 2000, the $318,000 ascribed to these options is in non-cash compensation in the statements of operations.

During the three months ended June 30, 2000 the Company granted options to purchase approximately 534,000 shares of common stock to employees at prices ranging from $4.50 to $6.38. These options are exercisable for a ten year period and vest over three years. In addition the Company granted options to purchase 752,000 shares of common stock, at an exercise price of $7.88, to the Company's CEO. These options are exercisable for a period of ten years. Approximately 406,000 shares vest over three years, the balance of approximately 346,000 shares contain vesting provisions that are contingent upon the price of the Company's stock achieving certain predefined levels. If the stock targets are met, the Company will record a non-cash compensation charge based on the value of the Company's stock at that time.

In 1999, the Company issued 75,000 non-refundable shares of its common stock to an advisor for services to be performed over two years. The $422,000 value ascribed to the 75,000 shares is recorded as an other asset and is being ratably amortized over two years, with $52,700 and $105,400 of such amortization expensed in the three and six months ended June 30, 2000,respectively.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

Managed Services revenues increased by 3.1% and Professional Services revenues increased by 109.0% in the three months ended June 30, 2000. The increase in Professional Services revenue is primarily due to the acquisition and consolidation of Braincraft in November of 1999. Net of the effect of the acquisition of Braincraft, Professional Services revenue increased by 18.9% over the prior period, principally due to the resale of software related to professional services engagements.

Gross margin decreased to 15.0% in the three months ended June 30, 2000, compared to 22.0% for the three months ended June 30, 1999. Managed Services recognized a negative gross margin of (17.9%) or ($150,000) for three months ended June 30, 2000 compared to a positive gross margin of 6.4% or $52,000 for the three months ended June 30, 1999. Gross margin for Professional Services was 28.2% or $586,000 for three months ended June 30, 2000 compared to 34.8% or $344,000 for the three months ended June 30, 1999. The decrease in both Managed and Professional services is mainly due to increased costs associated with expanded capacity to support future growth in new products. The increased costs are associated with salaries, recruiting and training of additional personnel, utilities and depreciation.

Sales and marketing expenses increased $55,000, or 9.8%, in the current quarter, and as a percent of total revenues decreased from 31.1% in the three months ended June 30, 1999, to 21.2% for the three months ended June 30, 2000. The increase is a result of the hiring of additional sales personnel.

The Company's general and administrative expenses increased $667,000 or 108.1% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase in these costs is primarily attributable to increases in general, sales and operations management personnel and increased professional and consulting fees.

Research and development expenditures were $288,000 and $218,000 for the three months ended June 30, 2000, and 1999, respectively. The increase in expense for the current quarter was mainly due to the increased use of outside consultants. To date, all development costs have been expensed in the period incurred.

Amortization of goodwill and other intangible assets of $228,000 is principally the amortization of goodwill recorded in connection with the acquisition of Braincraft in November 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Managed Services revenues increased by 14.5% and Professional Services revenues increased by 110.0% for the six months ended June 30, 2000. Managed Services revenues increased primarily due to the initiation of the first TotalChain(SM) pilot migration. The increase in Professional Services revenue is primarily due to the acquisition and consolidation of Braincraft in November of 1999. Net of the effect of the acquisition of Braincraft, Professional Services revenue increased by 27.7% over the prior period, principally due to an increase in the volume of professional services provided.

Gross margin decreased to 14.3% for the six months ended June 30, 2000, compared to 26.6% for the six months ended June 30, 1999. Gross margin for Managed Services was 5.5% or $112,000 for the six months ended June 30, 2000, compared to 19.8% or $351,000 for the six months ended June 30, 1999. Gross margin for Professional Services was 19.5% or $667,000 for the six months ended June 30, 2000 compared to 34.1% or $554,000 for the six months ended June 30, 1999. The decreases are mainly due to expenses incurred in anticipation of future growth principally increased costs associated with expanded data center capacity, increased salaries and costs associated with the recruiting and training of additional personnel.

Sales and marketing expenses increased $256,000, or 25.0%, for the six months ended June 30, 2000, and as a percent of total revenues decreased from 30.2% in the six months ended June 30, 1999, to 23.5% for the six months ended June 30, 2000. The increase in these expenses is a result of the hiring of additional sales personnel.

The Company's general and administrative expenses were $2,048,000 or 53.4% higher for the six months ended June 30, 2000, then for the six months ended June 30, 1999. As a percent of total revenues, general & administrative expenses decreased from 39.3% to 37.6% over the periods. The increase in these costs is primarily attributable to increases in general, sales and operations management personnel and increased professional and consulting fees.

Research and development expenditures were $673,000 and $418,000 for the six months ended June 30, 2000, and 1999, respectively. The increase in these expenses for the period was mainly due to the increase in the number of research and development personnel as well as the increased use of outside consultants. To date, all development costs have been expensed in the period incurred.

Amortization of goodwill and other intangible assets of $455,000 is principally the amortization of goodwill recorded in connection with the acquisition of Braincraft Learning Technologies, Inc. in November, 1999.

Interest income, net of interest expense, was $117,000 for the six months ended June 30, 2000, as compared to $10,000 in the six months ended June 30, 1999. The change was mainly due to the investment of funds received through the issuance of preferred stock prior to the use of such funds.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased during the six months ended June 30, 2000, by $5,783,000 from $7,182,000 at December 31, 1999 to $1,399,000 at June 30,
2000. The Company invested approximately $907,000 in capital purchases related to the Company's headquarters and data center. Operations of the Company used approximately $4,988,000. At June 30, 2000, the Company had working capital of approximately $1,705,000.

Net cash used in operating activities was $4,988,000 for the six months ended June 30, 2000. Net cash flows used in operating activities in the period principally reflects net losses of $4,130,000, adjusted for non-cash charges of $1,430,000, an increase of $1,746,000 in accounts receivable, an increase of $141,000 in other current assets and a decrease of $401,000 in accounts payable.

Net cash used in investing activities was $907,000 for the six months ended June 30, 2000. Cash used in investing activities primarily reflects purchases of property and equipment for the expansion of data center capacity, purchases of equipment for new employees, and the completion of leasehold improvements related to the Company's headquarters and data center. Management expects that the Company's capital expenditures will continue to be substantial in the future. During this period, management expects to fund capital expenditures either through the use of working capital or with capital leases.

During the second quarter ended June 30, 2000 the Company settled outstanding litigation with System Research Applications Corporation ("SRA"). The litigation related to services provided by SRA to the Company in connection with the migration of the Company's data center to a new location. The Company and SRA reached an agreement whereby the Company would pay $200,000, which was accrued, to SRA for the work performed. The amount due was paid in two equal installments of $100,000 each during June and July 2000.

In the second quarter of 2000, the Company issued an additional 80,000 shares of Series B Convertible Preferred Stock in connection with the fourth quarter of 1999 offering of shares of Series B Convertible Preferred Stock at $4.40 per share to accredited investors. The proceeds of $351,010 were received during the fourth quarter of 1999 with respect to such shares.

As of June 30, 2000 the Company had $1,399,000 of cash and cash equivalents. The Company expects to experience significant growth in its operating expenses, particularly research and development and sales and marketing expenses for the foreseeable future in order to execute its business plan. As a result, the Company anticipates that such operating expenses, as well as planned capital expenditures, will constitute a material use of cash resources. In addition, the Company may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. The Company is currently pursuing additional sources of equity or debt financing to meet anticipated cash requirements. The Company may not be able to raise funds on acceptable terms or at all.

MARKET FOR REGISTRANT'S COMMON STOCK

Beginning on June 1, 2000 the Company's common stock, $0.01 par value ("Common Stock") began trading on the NASDAQ SmallCap Market under the ticker symbol "ESNI". The stock had traded previously on the OTC Bulletin Board System.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No.44") provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued To Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have significant effect on its results of operations.

                           PART II. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

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

Item 1. Legal Proceedings

During the second quarter ended June 30, 2000 the Company settled outstanding litigation with System Research Applications Corporation ('SRA"). The litigation related to services provided by SRA to the Company in connection with the migration of the Company's data center to a new location. The Company and SRA reached an agreement whereby the Company would pay $200,000, which was accrued, to SRA for the work performed. The amount due was paid in two equal installments of $100,000 each during June and July 2000.

Item 2. Changes in Securities and Use of Proceeds

In the second quarter of 2000, the Company issued an additional 80,000 shares of Series B Convertible Preferred Stock in connection with the fourth quarter of 1999 offering of shares of Series B Convertible Preferred Stock at $4.40 per share to accredited investors. The Company received proceeds of $351,010 during the fourth quarter of 1999 with respect to such shares. The Company believes that such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of the exemptions set forth in Sections 4(2) thereof and Rule 506 of Regulation D thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 24, 2000. Of the 6,730,976 Common Shares, 1,000,000 Series A Preferred Shares, and 1,590,909 Series B Preferred Shares outstanding, as of the record date 5,674,673 Common Shares, 1,000,000 Series A Preferred Shares and 999,180 Series B Preferred Shares, respectively, were present or represented by proxy. The following actions were voted upon at this meeting:

       (a) To elect the following directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified.

                                                              Number of votes
      Nominee                       Number of Votes For       Against/Withheld           Abstentions           Broker Non Votes
      -------                       -------------------       ----------------           -----------           ----------------
      Peter J. Boni                      8,231,781                 10,249                     --                      --
      Bruce H. Buckland                  8,231,781                 10,249                     --                      --
      Nathan Gantcher                    8,231,781                 10,249                     --                      --
      Stephen D. Grubbs                  8,231,781                 10,249                     --                      --
      John C. Maxwell III                8,231,781                 10,249                     --                      --
      Jonathan Rubin                     8,231,781                 10,249                     --                      --
      Jean-Pascal Tranie                 8,231,781                 10,249                     --                      --

       (b) To approve amendments to the Corporation's 1999 Long-Term Incentive Plan to (i) increase the number of shares of Common Stock available for awards under the Plan from 750,000 shares to 4,500,000 shares, (ii) increase the maximum number of shares of Common Stock subject to an award under the Plan to any individual employee during any calendar year from 180,000 to 800,000, (iii) provide for annual grants to non-employee directors of options to purchase 20,000 shares of Common Stock, and (iv) clarify that in the event of a change in control of the Corporation, options to acquire Common Stock with a fair market value in excess of $100,000 may be accelerated. The vote on such action was 6,052,621 votes in favor, 42,748 votes against, 755 votes abstaining and 2,145,906 broker non-votes.

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


Date:  August 14, 2000                 E-SYNC NETWORKS, INC.




                                       /s/ Frank J. Connolly
                                       ---------------------------------------
                                              Frank J. Connolly,  Jr.
                                              Chief Financial Officer