Form 10QSB
period 2000-09-30
E SYNC NETWORKS INC
filed 2000-11-14
CIK 107559

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


            (Mark one)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000


               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                                THE EXCHANGE ACT

For the transition period from                       to
                               ----------------------   ------------------------

Commission file number                   0-2401
                       --------------------------------------------------------

                              E-SYNC NETWORKS, INC
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     06-0625999
-------------------------------                          ----------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)

                       35 Nutmeg Drive, Trumbull, CT 06611
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                 (203) 601-3000
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report)


           State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

             Class                              Outstanding at November 10, 2000
    ---------------------------                 --------------------------------
    Common Stock Par Value $.01                        6,804,809 shares
Series A Preferred Stock No Par Value                  1,000,000 shares
Series B Preferred Stock No Par Value                  2,352,727 shares

    Transitional Small Business Disclosure Format (Check one): Yes___ No _X_

                              E-Sync Networks, Inc.

                                      Index



                                                                                               Page No.
                                                                                               --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheet at September 30, 2000                                          3

         Condensed Consolidated Statements of Operations
                  For the Three and Nine Months Ended September 30, 2000 and 1999                  4

         Condensed Consolidated Statements of Cash Flows
                  For the Nine Months Ended September 30, 2000 and 1999                            5

         Notes to Condensed Consolidated Financial Statements                                      6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                10


PART II. OTHER INFORMATION

Item 2.  Changes in securities and use of Proceeds                                                15

Item 6.  Exhibits and Reports on Form 8-K                                                         15

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              E-SYNC NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEET
                 (in thousands, except share and per share data)


                                                                                    SEPTEMBER 30,
                                                                                        2000
                                                                                        ----
                                                                                    (unaudited)
                                     ASSETS

    Current Assets:
     Cash and cash equivalents                                                       $  1,144
     Accounts receivable, less allowance for doubtful accounts of $124                  1,959
     Other current assets                                                                 314
                                                                                     --------

          Total current assets                                                          3,417

Equipment, net                                                                          3,969
Goodwill and other intangible assets, net                                               3,736
Other assets                                                                              250
                                                                                     --------

          Total assets                                                               $ 11,372
                                                                                     ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable                                                                   $  1,136
     Obligations under capital leases, current portion                                     27
     Accounts payable                                                                     783
     Accrued expenses                                                                   1,603
     Medical benefits obligation, current portion                                          31
     Deferred revenue                                                                     405
                                                                                     --------
          Total current liabilities                                                     3,985

Obligations under capital leases, less current portion                                     72
Medical benefits obligation, less current portion                                         222
                                                                                     --------
Total liabilities                                                                       4,279

Stockholders' Equity:
Convertible preferred stock, par value $.01 per share, 10,000,000 shares authorized
     Series A - 1,000,000 shares issued and outstanding                                    10
     Series B - 2,352,727 shares issued and outstanding                                    23
Common stock, stated value $.01 per share,  50,000,000 shares authorized,
    7,797,374 shares issued                                                                78
Additional paid in capital                                                             26,972
Deferred compensation                                                                      (7)
Accumulated deficit                                                                   (18,767)
Less treasury stock at cost, 992,565 shares                                            (1,216)
                                                                                     --------
          Total stockholders' equity                                                    7,093
                                                                                     --------
Commitments and Contingencies

          Total liabilities and stockholders' equity                                 $ 11,372
                                                                                     ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              E-SYNC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                    Three Months Ended                       Nine Months Ended
                                                       September 30,                           September 30,
                                                 2000                 1999               2000                1999
                                                 ----                 ----               ----                ----
                                                        (unaudited)                             (unaudited)
REVENUES:
       Managed services                       $       887         $       757         $     2,915         $     2,528
       Professional services                        1,054               1,002               4,469               2,628
                                              -----------         -----------         -----------         -----------
          Total revenues                            1,941               1,759               7,384               5,156

COST OF SALES:
       Managed services                             1,149               1,037               3,065               2,457
       Professional services                        1,554                 873               4,302               1,945
                                              -----------         -----------         -----------         -----------
          Total cost of sales                       2,703               1,910               7,367               4,402

GROSS MARGIN:
       Managed services                              (262)               (280)               (150)                 71
       Professional services                         (500)                129                 167                 683
                                              -----------         -----------         -----------         -----------
          Total gross margin                         (762)               (151)                 17                 754

OPERATING EXPENSES:
       Sales and marketing                            562                 728               1,844               1,754
       General and administrative                     966               1,260               3,014               2,595
       Product development                            296                 375                 969                 793
       Amortization of goodwill and
          other intangible assets                     228                  --                 683                  --
       Non-cash compensation                           70                  --                 631                  --
                                              -----------         -----------         -----------         -----------
          Total operating expenses                  2,122               2,363               7,141               5,142

       Loss from operations                        (2,884)             (2,514)             (7,124)             (4,388)

OTHER INCOME (EXPENSE):
       Other expense, net                              --                  (1)                 (7)               (102)

       Interest income (expense), net                 (30)                (12)                 87                  (2)
                                              -----------         -----------         -----------         -----------

          Total other income (expense)                (30)                (13)                 80                (104)

Net loss                                      $    (2,914)        $    (2,527)        $    (7,044)        $    (4,492)
                                              ===========         ===========         ===========         ===========

Basic and diluted net loss per share          $     (0.43)        $     (0.52)        $     (1.04)        $     (1.05)
                                              ===========         ===========         ===========         ===========

Weighted average number of shares               6,804,430           4,834,499           6,750,962           4,278,196
                                              ===========         ===========         ===========         ===========

 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              E-SYNC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except share and per share data)


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                             2000                1999
                                                                             ----                ----
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $(7,044)            $(4,492)
    Adjustments to reconcile net loss to net cash provided by
       operating activities
         Depreciation                                                          633                 293
         Amortization of goodwill and other intangible assets                  683                  --
         Loss on disposal of fixed assets                                       --                  99
         Amortization loan discount                                             17                  --
         Non-cash compensation                                                 631                  --
         Changes in operating assets and liabilities:
             Accounts receivable                                              (811)               (373)
             Other current assets                                              (90)                (86)
             Accounts payable and accrued expenses                            (421)              2,124
             Other assets                                                       --                (250)
                                                                           -------             -------
         Net cash used in operating activities                              (6,402)             (2,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                 (981)             (2,756)
                                                                           -------             -------
Net cash used in investing activities                                         (981)             (2,756)
                                                                           -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from bank loan                                               271                 740
         Proceeds from notes payable                                         1,000                  --
         Payments on loans payable                                             (40)                 --
         Proceeds from exercise of stock options and warrants                  177                 116
         Proceeds from issuance of preferred stock and warrants                 --               6,238
         Payments under capital lease obligations, net                         (63)               (110)
                                                                           -------             -------
Net cash provided by financing activities                                    1,345               6,984
                                                                           -------             -------

Net (decrease) increase in cash and cash equivalents                        (6,038)              1,543

Cash and cash equivalents at beginning of period                             7,182                 797
                                                                           -------             -------

Cash and cash equivalents at end of period                                 $ 1,144             $ 2,340
                                                                           =======             =======

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              E-SYNC NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

1. ORGANIZATION AND BASIS OF ACCOUNTING

The consolidated balance sheet as of September 30, 2000, and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for the full year.

The condensed consolidated financial statements as of September 30, 2000, and for the three and nine months then ended, should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The accounting policies followed by the Company with respect to the unaudited interim consolidated financial statements are consistent with those stated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2. CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments including money market funds and certificates of deposit with original maturities of three months or less to be cash equivalents.

3. EARNINGS PER SHARE

Options to purchase 2,021,443 shares and 398,500 shares of common stock at prices ranging from $0.01 to $15.00 were outstanding at September 30, 2000 and 1999, respectively. In the second quarter of 2000, the Company issued an additional 80,000 shares of Series B Convertible Preferred Stock in connection with the fourth quarter of 1999 offering of shares of Series B Convertible Preferred Stock at $4.40 per share to accredited investors. The proceeds of $351,010 were received during the fourth quarter of 1999 with respect to such shares. At September 30, 2000, 3,352,727 convertible preferred shares were outstanding. All the stock options and convertible preferred shares were excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2000 and 1999, because the Company experienced a loss for those periods and inclusion of such securities would have had an anti-dilutive effect.

4. STOCK OPTIONS

In December 1999, the Company issued options to purchase 40,000 shares of common stock, at an exercise price of $4.20 per share, to a consultant in connection with acting as a technical advisor for the Company's U.K. operations for three years. The Company issued an additional 35,000 options to this consultant at exercise prices ranging from $6.375 to $11.125 in the quarter ended June 30, 2000. During the quarter ended September 30, 2000 the consulting agreement was terminated and the options were cancelled. As a result, the company reversed approximately $337,000 of deferred compensation. During 2000, the Company issued options to purchase 4,000 shares of common stock to a consultant in exchange for providing certain investor relation services over a nine month period. These options have an exercise price of $15.00, are exercisable for a period of ten years, and vest ratably over the consultant's period of service. The Company accounts for these options in accordance with Emerging Issue Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Pursuant to EITF 96-18, the Company values the options using a Black-Scholes pricing model. The value ascribed to these options is adjusted at each intervening balance sheet date to the then-current market value. The cost is being amortized over the applicable vesting periods. From the date of issuance, the Company has amortized $112,000 of the deferred compensation, $7,000 and $105,000 has been amortized during the three and nine month periods ended September 30, 2000, respectively. Such amounts are included in non-cash compensation in the consolidated statements of operations.

Also during 2000, the Company issued fully vested options to purchase 12,000 shares of common stock, at an exercise price of $0.01 per share, to a consultant in exchange for providing various operational advice for a six month period. These options are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model and amortized the value over the applicable service period. The Company amortized approximately $10,000 and $50,000 during the three and nine month periods ended September 30, 2000, respectively. Such amounts are included in non-cash compensation in the statements of operations.

During May 2000, the Company issued fully vested options to purchase 50,000 shares of common stock, at an exercise price of $4.20 per share, to a consultant for services previously performed. These options are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model. For the nine month period ended September 30, 2000, the $318,000 ascribed to these options is included in non-cash compensation in the consolidated statements of operations.

During the three and nine month periods ended September 30, 2000, the Company granted options at the then fair value to purchase approximately 43,000 and 534,000 shares, respectively, of common stock to employees at prices ranging from $3.31 to $6.38. These options are exercisable for a ten year period and vest over three years. In addition, during the second quarter of 2000, the Company granted options to purchase 752,000 shares of common stock, at an exercise price of $7.88, to the Company's CEO. These options were exercisable for a period of ten years. Approximately 406,000 shares vest over three years, with the balance of approximately 346,000 shares subject to vesting provisions that are contingent upon the price of the Company's stock achieving certain predefined levels. Subsequent to the end of the third quarter, this individual's employment with the Company ended. Since none of these options have vested, such options will be cancelled during the fourth quarter of 2000.

Options to purchase 189,000 shares of common stock were exercised during the nine months ended September 30, 2000. The Company received proceeds of approximately $177,000 upon the exercise of such options.

5. NOTES PAYABLE

During August 2000, the Company received $1,000,000 from affiliates in connection with the issuance of subordinated term notes payable due on August 15, 2001. The notes bear an interest rate of 12% per annum. The principal balance is payable at maturity, however, in the event the Company receives proceeds in excess of $3,000,000 from the sale of securities, the holders may demand prepayment of all or any part of the then outstanding balance.

In connection with the issuance of these notes, the Company issued warrants to purchase 30,000 shares of the Company's common stock at exercise prices ranging from $3.85 to $5.50 per share. The warrants are transferable and expire on August 15, 2005. A value of approximately $167,000 was ascribed to these warrants using the Black-Scholes pricing model. The value of the warrants was recorded as a reduction to the notes payable with a corresponding increase to additional paid-in capital. This value is being amortized as interest expense over the one-year term of the notes. For the three months ended September 30, 2000, the Company amortized approximately $17,000, which is included in interest expense in the consolidated statement of operations.

On September 22, 2000, the Company entered into a one-year Financing Agreement with a bank. The maximum available under the facility is $1.5 million. The facility contains limits on borrowing based upon stipulated percentages of accounts receivable and selected financial ratios. In addition, the Financing Agreement requires the Company to raise additional funding in the form of equity or subordinated debt in the amount of $3,000,000 on or before October 31, 2000 and an additional $6,000,000 on or before December 31, 2000. During November 2000, the Financing Agreement was modified to (a) waive the covenant to raise equity or subordinated debt in the amount of $3,000,000 as of October 31, 2000, provided the Company receives equity or subordinated debt of at least $1,000,000 on or before November 3, 2000 and an additional $2,000,000 on or before November 30, 2000 and (b) to reduce the maximum available to $750,000 until November 30, 2000. On November 2, 2000 the Company received $1,000,000 from the sale of 540,541 shares of the Company's common stock. The facility bears an interest rate of the bank's prime rate plus 1.50% (11.0%) at September 30, 2000. In addition, the facility requires payment of other fees of 1/2% per month (6% per annum) of the outstanding balance. As of September 30, 2000, $271,000 was outstanding under the facility. If the company does not meet the loan covenants, all amounts previously drawn are immediately due.

In connection with the Financing Agreement as modified, the Company issued warrants to purchase 18,181 shares of the Company's Common Stock at an exercise price of $2.00 per share. The warrants are transferable and expire on September 22, 2007. A value of approximately $57,000 was ascribed to these warrants using the Black-Scholes pricing model. The value was recorded as a reduction to the notes payable with a corresponding increase to additional paid-in capital. The value is being amortized over the one-year term of the agreement.

The Company had a Loan and Security Agreement with a commercial bank for a line of credit of $750,000 for working capital needs plus an additional term loan of up to $100,000 for purchases of equipment. The working capital line of credit was repaid and terminated in the fourth quarter of 1999. Advances outstanding at December 31, 1998 were converted to a term loan. The term of the loan was for thirty months payable in equal monthly principal payments of one-thirtieth of the outstanding balance at December 31, 1998, plus interest payable monthly commencing January 31, 1999, at one-half percent above prime on the outstanding principal balance. The Company has repaid the amount outstanding under the term loan during the third quarter of 2000.

The Company's subsidiary, Braincraft Learning Technologies Inc., ("Braincraft") also has an outstanding line of credit with a commercial bank of $100,000 bearing interest at 2% above the bank's prime rate. The amount outstanding under the line of credit at September 30, 2000 was approximately $68,000.

6. COMMITMENTS AND CONTINGENCIES

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

7. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Subsequently, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 on January 1, 2001. The Company has not yet analyzed the impact of this pronouncement on its financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101 no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued To Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company adopted FIN No. 44 in the quarter ended September 30, 2000 and the results of the adoption did not have a significant effect on its results of operations.

8. BUSINESS SEGMENT INFORMATION

Serving its medium and large businesses including Fortune 1000 customers, the Company offers secure online messaging, directory and fax services, Web application development services, hosted communications and infrastructure integration solutions that link business partners via the Web. The operations of the Company are conducted through two business segments primarily within the continental United States and the United Kingdom. Descriptions of the business segments' services and operations are as follows:

MANAGED SERVICES
Managed Services provides customers with standards-based hosting services for e-business and portal applications that are secure, scalable and reliable. These services are supported by our state-of-the-art data center staffed 24x7 and guaranteed system service level commitments. E-Sync Networks focuses on availability and serviceability by providing extensive redundancy and proactive monitoring of system level events, which results in a premium pricing revenue generation model.

The Managed Services business delivers its services through three products, TotalMail, Directory and Messaging Services, and Hosting Services. TotalMail offers outsourced and Web-based integration of e-mail with voice mail, paging, telephony, calendaring, public and private folders, directory services, distribution lists, and virus scanning. TotalMail also provides portable access and security with unique cardholder data to Information Exchange Services. Directory and Messaging Services connects varied messaging environments providing full synchronization between disparate systems and standards, in addition to meta-directory solutions that allow a single entry point for information to be shared by multiple platforms. As an enhancement, messaging integration, which connects users of disparate messaging applications (Lotus Notes, cc:Mail, Profs, etc.) within an organization, can be implemented over intranets, extranets, and virtual private networks (VPNs). Fax services, which allows conversion, encryption and delivery of faxes to e-mail or e-mail to faxes without any additional hardware or software, includes (i) Application to Fax which simultaneously delivers computer-generated files from mainframe or PC-based applications to one or many facsimile devices worldwide, (ii) Mailfax, which sends faxes and attachments via e-mail, and (iii) Inbound Fax, which allows receipt of inbound faxes at the desktop via e-mail. Hosting Services, whereby the Company will maintain customers' applications remotely at one of its sites using the latest technologies, provides security, redundancy, and data backup for the client's applications. The Company uses public key infrastructure
(PKI) technology to deliver digital certificates, encryption keys, and SmartCards for optimum secure messaging and hosting.

PROFESSIONAL SERVICES
Professional Services provides consulting services in the areas of Network Design and Integration, Security Solutions, and BackOffice Consulting. The Network Design and Integration area provides expert resources as an extension of a client's IT office to assess information, messaging, and connectivity needs, evaluate existing infrastructure architecture for adaptability to change, define and test migration processes, execute and document phased migration procedures for disparate messaging platforms, and prepare enterprise-wide implementation plans. The Security Solutions area provides the ability to exchange sensitive documents and private information securely with confidence and reliability. With Large-Scale Anti-Virus Protection capabilities and e-mail anti-virus filtering, the Company provides full protection for applications, data, messaging, and user systems across entire networks. BackOffice Consulting provides architecture, design, and implementation services. The Company is a Microsoft Solutions Provider Partner, and is uniquely qualified to conduct application analysis and development, migration planning and implementation, and support for Windows NT, Windows 2000, Exchange, Systems Management Server (SMS), SNA Server, and Internet/intranet deployment.

Through the Company's Braincraft subsidiary, which is reported as part of Professional Services, the company provides business solutions that use digital technologies to enhance communications and commerce between businesses and their consumers, suppliers, employees and other partners. Braincraft provides integrated, end-to-end solutions. Braincraft's consultants carry out every aspect of a solution from strategic consulting to design of information architectures and user-interfaces to integration of legacy systems utilizing a wide variety of platforms, including the World Wide Web, wireless, broadband and a variety of digital devices and information appliances, including desktop PCs, mobile phones, pagers and personal digital assistants.

Identifiable assets by segment are those assets that are used in the operations of each segment as well as the accounts receivable generated by each segment. Corporate assets consist primarily of cash and cash equivalents, short term investments, prepaid expenses and corporate furniture, fixtures, and equipment. Capital expenditures are comprised primarily of additions to data processing equipment, furniture and fixtures, and leasehold improvements.

The following table presents the Company's business segment financial information, in thousands:

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                   2000            1999            2000            1999
                                                   ----            ----            ----            ----
REVENUE:
   Managed services                              $   887         $   757         $ 2,915         $ 2,528
   Professional services                           1,054           1,002           4,469           2,628
                                                 -------         -------         -------         -------
      Total revenues                             $ 1,941         $ 1,759         $ 7,384         $ 5,156
                                                 =======         =======         =======         =======
OPERATING LOSS:
   Managed services                              $  (942)        $(1,353)        $(2,699)        $(2,450)
   Professional services                          (1,942)         (1,161)         (4,425)         (1,938)
                                                 -------         -------         -------         -------
   Operating loss from segments                   (2,884)         (2,514)         (7,124)         (4,388)
   Corporate expenses, net                            --              (1)             (7)           (102)
   Interest (expense) income, net                    (30)            (12)             87              (2)
                                                 -------         -------         -------         -------
      Net loss                                   $(2,914)        $(2,527)        $(7,044)        $(4,492)
                                                 =======         =======         =======         =======
DEPRECIATION AND AMORTIZATION:
   Managed services                              $    87         $    62         $   249         $   146
   Professional services                              23               9              65              21
   Corporate                                         352              68           1,002             126
                                                 -------         -------         -------         -------
      Total depreciation and amortization        $   462         $   139         $ 1,316         $   293
                                                 =======         =======         =======         =======
CAPITAL EXPENDITURES:
   Managed services                              $    44         $   461         $   291         $   771
   Professional services                              30              13              34              68
   Corporate                                          --           1,430             656           1,917
                                                 -------         -------         -------         -------
      Total capital expenditures                 $    74         $ 1,904         $   981         $ 2,756
                                                 =======         =======         =======         =======

IDENTIFIABLE ASSETS AT:                          SEPTEMBER 30, 2000
                                                 ------------------
  Managed services                                    $ 3,029
  Professional services                                 1,292
                                                      -------
     Total assets for reportable segments               4,321
  Corporate                                             7,051
                                                      -------
     Total assets                                     $11,372
                                                      =======

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

E-Sync is a global provider of e-business infrastructure products and solutions that help medium and large businesses, including Fortune 1000 companies. The Company offers web-based e-business applications, IT consulting, support and hosting capabilities. Through these offerings, E-Sync provides comprehensive capabilities that provide secure communication, information exchange and web-based transactions. The Company has historically provided reliable, high-quality messaging and hosting services to its customers, which are critical components that can serve as the backbone of supply chain management solutions. In addition, the Company offers professional services, primarily to large corporations, including systems integration, technology planning and information technology (IT) support.

Within the last year, the Company directed substantial efforts toward offering a business-to-business integration platform, consisting of secure links between enterprises, to its target market. The Company's implementation strategy being deployed for the development and delivery of these offerings combines XML-based, open standards with security embedded directly into the applications, a predominantly modular architectural design and core messaging capabilities, to create end-to-end solutions allowing the web-enablement of legacy systems. Deep and trustworthy relationships with the Company's existing Fortune 1000 customer base will provide the Company with opportunities to migrate customers from current offerings to higher-value secure integration offerings as a natural evolution of its current business. In addition to the Company's development of this new solution platform, the Company will continue to offer its existing services to new and existing customers. These services include web design consulting, secure online messaging, outsourced e-mail services, directory and fax services, hosted communications, network design and integration, messaging integration and message platform migration.

The Company's revenues consist of fees for Professional Services provided to its customers in the form of web development, messaging infrastructure and other consulting services and Managed Services in the form of hosting and messaging services. Professional Services, including services provided by the Company's subsidiary, Braincraft Learning Technologies, Inc. ("Braincraft"), are billed on a fixed-fee or time and material basis with contracts typically ranging from 1 to 12 months. Managed Services consist of both fixed charges, billed in advance, and usage based charges billed at the end of the month. Contracts for Managed Services are typically for a one-year period. The Company recognizes revenue in the period the services are performed.

In December 1999, the Company issued options to purchase 40,000 shares of common stock, at an exercise price of $4.20 per share, to a consultant in connection with acting as a technical advisor for the Company's U.K. operations for three years. The Company issued an additional 35,000 options to this consultant at exercise prices ranging from $6.375 to $11.125, in the quarter ended June 30, 2000. During the quarter ended September 30, 2000, the consulting agreement was terminated and the options were cancelled. As a result, the company reversed approximately $337,000 of deferred compensation. During 2000, the Company issued options to purchase 4,000 shares of common stock to a consultant in exchange for providing certain investor relation services over a nine month period. These options have an exercise price of $15.00, are exercisable for a period of ten years, and vest ratably over the consultant's period of service. The Company accounts for these options in accordance with Emerging Issue Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Pursuant to EITF 96-18, the Company values the options using a Black-Scholes pricing model. The value ascribed to these options is adjusted at each intervening balance sheet date to the then-current market value. The cost is being amortized over the applicable vesting periods. From the date of issuance, the Company has amortized $112,000 of the deferred compensation, $7,000 and $105,000 has been amortized during the three and nine month periods ended September 30, 2000, respectively. Such amounts are included in non-cash compensation in the consolidated statements of operations.

Also during 2000, the Company issued fully vested options to purchase 12,000 shares of common stock, at an exercise price of $0.01 per share, to a consultant in exchange for providing various operational advice for a six month period. These options are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model and amortized the value over the applicable service period. The Company amortized approximately $10,000 and $50,000 during the three and nine month periods ended September 30, 2000, respectively. Such amounts are included in non-cash compensation in the consolidated statements of operations.

During May 2000, the Company issued fully vested options to purchase 50,000 shares of common stock, at an exercise price of $4.20 per share, to a consultant for services previously performed. These options are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model. For the nine month period ended September 30, 2000, the $318,000 ascribed to these options is included in non-cash compensation in the consolidated statements of operations.

During the three and nine month periods ended September 30, 2000, the Company granted options at the then fair value to purchase approximately 43,000 and 534,000 shares, respectively, of common stock to employees at prices ranging from $3.31 to $6.38. These options are exercisable for a ten year period and vest over three years. In addition, during the second quarter of 2000, the Company granted options to purchase 752,000 shares of common stock, at an exercise price of $7.88, to the Company's CEO. These options were exercisable for a period of ten years. Approximately 406,000 shares vest over three years, with the balance of approximately 346,000 shares subject to vesting provisions that are contingent upon the price of the Company's stock achieving certain predefined levels. Subsequent to the end of the third quarter, this individual's employment with the Company ended. Since none of these options have vested, such options will be cancelled during the fourth quarter of 2000.

In 1999, the Company issued 75,000 non-refundable shares of its common stock to an advisor for services to be performed over two years. The $422,000 value ascribed to the 75,000 shares is recorded as an other asset and is being ratably amortized over two years, with $52,700 and $158,100 of such amortization expensed in the three and nine months ended September 30, 2000, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Managed Services revenues increased by 17.2% and Professional Services' revenues increased by 5.2% in the three months ended September 30, 2000 compared to the same period in 1999. The increase in Managed Services' revenue is primarily a result of an increase in the volume of services to the Company's current customers. The increase in Professional Services' revenue is primarily due to revenue generated by Braincraft, which was acquired in November 1999. Excluding the effect of the acquisition of Braincraft, Professional Services' revenue decreased by 10.7% compared with the prior period. The decrease is principally due to a lower level of consulting engagements.

The Company recognized a negative gross margin of (39.3%) or ($762,000) for the three months ended September 30, 2000 compared to a negative gross margin of (8.6%) or ($151,000) for the same period in 1999. Managed Services recognized a negative gross margin of (29.5%) or ($262,000) for the three months ended September 30, 2000 compared to a negative gross margin of (37.0%) or ($280,000) for the same period in 1999. Professional Services recognized a negative gross margin of (47.4%) or ($500,000) for the three months ended September 30, 2000 compared to a positive gross margin of 12.9% or $129,000 for the same period in 1999. The decrease in gross margin is principally to the inclusion in third quarter of 2000 of the loss at the Company's Braincraft subsidiary which does not have a prior period counterpart.

Sales and marketing expenses decreased $166,000 or 22.8% for the three months ended September 30, 2000 compared to the same period in 1999. The decrease is a principally due to lower expenditures for consultants and advertising.

General and administrative expenses decreased $294,000 or 23.3% for the three months ended September 30, 2000 compared to the same period in 1999. The decrease in costs is primarily attributable to a decrease in consulting fees and employee recruitment expenses.

Research and development expenditures decreased $79,000 or 21.1% for the three months ended September 30, 2000 compared to the same period in 1999. The decrease in expense is mainly due to a decrease in outside consultant costs.

Amortization of goodwill and other intangible assets of $228,000 is principally the amortization of goodwill recorded in connection with the acquisition of Braincraft in November 1999.

Interest expense, net of interest income, was $30,000 for the three months ended September 30, 2000, as compared to $12,000 in the same period 1999. The increase in net interest expense is principally due to an increase in outstanding loans during the periods.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Managed Services revenues increased by 15.3% and Professional Services revenues increased by 70.1% for the nine months ended September 30, 2000. Managed Services revenues increased primarily due to the initiation of the first TotalChain(SM) pilot migration and an increase in volume. The increase in Professional Services revenue is primarily due to the acquisition of Braincraft in November of 1999. Excluding the effect of the acquisition of Braincraft, Professional Services revenue increased by 13.0% over the prior period, principally due to an increase in the volume of professional services provided.

Gross margin decreased to 0.23% for the nine months ended September 30, 2000, compared to 14.6% for the same period in 1999. Managed Services recognized a negative gross margin of (5.1%) or ($150,000) for the nine months ended September 30, 2000, compared to a positive gross margin of 2.8% or $71,000 for the same period in 1999. Gross margin for Professional Services was 3.7% or $167,000 for the nine months ended September 30, 2000 compared to 26.0% or $683,000 for the same period in 1999. The decreases are mainly due to expenses incurred in anticipation of future growth including increased costs associated with expanded data center capacity, increased salaries and costs associated with the recruiting and training of additional personnel and the inclusion of the loss at the Company's Braincraft subsidiary which does not have a prior period counterpart.

Sales and marketing expenses increased $90,000 or 5.1% for the nine months ended September 30, 2000, and as a percent of total revenues decreased from 34.0% in the nine months ended September 30, 1999, to 25.0% for the nine months ended September 30, 2000. The increase in these expenses is a result of the hiring of additional sales personnel.

The Company's general and administrative expenses were $3,014,000 or 16.1% higher for the nine months ended September 30, 2000, then for the nine months ended September 30, 1999. As a percent of total revenues, general and administrative expenses decreased from 50.3% to 40.8% for the nine month periods ended September 30, 1999 and 2000, respectively. The increase in these costs is primarily attributable to increases in general, sales and operations management personnel and increased professional and consulting fees.

Research and development expenditures were $969,000 and $793,000 for the nine months ended September 30, 2000, and 1999, respectively. The increase in these expenses for the nine months ended September 30, 2000 was mainly due to the increase in the number of research and development personnel as well as the increased use of outside consultants in the first six months of 2000. To date, all development costs have been expensed in the period incurred.

Amortization of goodwill and other intangible assets of $683,000 is principally the amortization of goodwill recorded in connection with the acquisition of Braincraft in November 1999.

Other expense of $102,000 for the nine months ended September 30, 1999 included a write off of equipment and leasehold improvements identified in connection with the relocation of the Company's headquarters in 1999.

Interest income, net of interest expense, was $87,000 for the nine months ended September 30, 2000, as compared to net interest expense of $2,000 in the nine months ended September 30, 1999. The change was mainly due to the investment of funds received through the issuance of preferred stock prior to the use of such funds.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased during the nine months ended September 30, 2000, by $6,038,000 from $7,182,000 at December 31, 1999 to $1,144,000 at
September 30, 2000. The Company received approximately $1,345,000 from financing activities, primarily from loans from affiliates and bank loans, for the nine months ended September 30, 2000. The Company invested approximately $981,000 in capital purchases related to the Company's headquarters and data center. Operations of the Company used approximately $6,402,000 for the nine months ended September 30, 2000. At September 30, 2000, the Company had a working capital deficit of approximately $568,000.

Net cash used in operating activities was $6,402,000 for the nine months ended September 30, 2000. Net cash flows used in operating activities in the period principally reflects net losses of $7,044,000, adjusted for non-cash charges of $1,964,000, an increase of $811,000 in accounts receivable, an increase of $90,000 in other current assets and a decrease of $421,000 in accounts payable.

Net cash provided by financing activities was approximately $1,345,000. During August 2000, the Company received $1,000,000 from affiliates in connection with the issuance of subordinated term notes payable due on August 15, 2001. The notes bear an interest rate of 12% per annum. The principal balance is payable at maturity, however, in the event the Company receives proceeds in excess of $3,000,000 from the sale of securities, the holders may demand prepayment of all or any part of the then outstanding balance.

In connection with the issuance of these notes, the Company issued warrants to purchase 30,000 shares of the Company's common stock at exercise prices ranging from $3.85 to $5.50 per share. The warrants are transferable and expire on August 15, 2005. A value of approximately $167,000 was ascribed to these warrants using the Black-Scholes pricing model. The value of the warrants was recorded as a reduction to the notes payable with a corresponding increase to additional paid-in capital. This value is being amortized as interest expense over the one-year term of the notes. For the three months ended September 30, 2000, the Company amortized approximately $17,000, which is included in interest expense in the consolidated statement of operations.

On September 22, 2000, the Company entered into a one-year Financing Agreement with a bank. The maximum available under the facility is $1.5 million. The facility contains limits on borrowing based upon stipulated percentages of accounts receivable and selected financial ratios. In addition, the Financing Agreement requires the Company to raise additional funding in the form of equity or subordinated debt in the amount of $3,000,000 on or before October 31, 2000 and an additional $6,000,000 on or before December 31, 2000. During November 2000, the Financing Agreement was modified to (a) waive the covenant to raise equity or subordinated debt in the amount of $3,000,000 as of October 31, 2000, provided the Company receives equity or subordinated debt of at least $1,000,000 on or before November 3, 2000 and an additional $2,000,000 on or before November 30,2000 and (b) to reduce the maximum available to $750,000 until November 30, 2000. On November 2, 2000 the Company received $1,000,000 from the sale of 540,541 shares of the Company's common stock. The facility bears an interest rate of the bank's prime rate plus 1.50% (11.0%) at September 30, 2000. In addition, the facility requires payment of other fees of 1/2% per month (6% per annum) of the outstanding balance. As of September 30, 2000 $271,000 was outstanding under the facility. If the Company does not meet the loan covenants, all amounts previously drawn are immediately due.

In connection with the Financing Agreement as modified, the Company issued warrants to purchase 18,181 shares of the Company's Common Stock at an exercise price of $2.00 per share. The warrants are transferable and expire on September 22, 2007. A value of approximately $57,000 was ascribed to these warrants using the Black-Scholes pricing model. The value was recorded as a reduction to the notes payable with a corresponding increase to additional paid-in capital. The value is being amortized over the one-year term of the agreement.

Net cash used in investing activities was $981,000 for the nine months ended September 30, 2000. Cash used in investing activities primarily reflects purchases of property and equipment for the expansion of data center capacity, purchases of equipment for new employees, and the completion of leasehold improvements related to the Company's headquarters and data center.

As of September 30, 2000, the Company had $1,144,000 of cash and cash equivalents. The Company incurred a net loss attributable to common stockholders of $7.0 million for the nine months ended September 30, 2000 and had an accumulated deficit of $18.8 million as of September 30, 2000. Management expects the Company to continue to incur substantial net losses and negative operating cash flow. The Company has begun and will continue to increase its operating expenses in anticipation of future growth. The Company may make strategic acquisitions and investments, which may result in significant amortization of goodwill and other expenses. Management is making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if the Company is successful. If the Company does not succeed in substantially increasing its revenues, losses will continue indefinitely and will increase.

Management anticipates the need to raise additional capital in the future. However, the Company may not be able to raise on terms favorable to it, or at all, amounts necessary to fund the planned expansion, develop new or enhanced services, respond to competitive pressures, or acquire complementary businesses, technologies or services. Some of the Company's stockholders have registration rights that could interfere with our ability to raise needed capital.

MARKET FOR REGISTRANT'S COMMON STOCK

Beginning on June 1, 2000 the Company's common stock, $0.01 par value ("Common Stock") began trading on the NASDAQ SmallCap Market under the ticker symbol "ESNI". The stock had traded previously on the OTC Bulletin Board System.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Subsequently, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 on January 1, 2001. The Company has not yet analyzed the impact of this pronouncement on its financial statements.

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

In March 2000, the FASB issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No.44") provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued To Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company adopted FIN No.44 in the quarter ended September 30, 2000 and the results of the adoption did not have a significant effect on its results of operations.

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

In addition, there can be no assurance that the Company will be successful in further developing any of its new products, that the Company will not experience difficulties that could delay or prevent successful development, introduction and sales of these products, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Although the Company expects to derive a substantial portion of its revenue from business-to-business integration solutions offerings in the future, it is still developing its business plan for such offerings. If the Company is unable to successfully execute on the business plan for the business-to-business integration products and services, the offerings may not be commercially successful. Management cannot be sure that existing and future development efforts will be completed within the anticipated schedules or that, if completed, they will have the features or quality necessary to make them successful in the marketplace. Further, despite testing by the Company and by current and potential customers, errors could be found in the Company's products. E-Sync may not be able to successfully correct these errors in a timely and cost effective manner. If the Company is not able to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, or if these new products or enhancements do not have the features or quality necessary to make them successful in the marketplace, the Company's business will be seriously harmed.

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

The Company's operations continue to generate significant operating losses in anticipation of increased future revenues. If the Company does not succeed in substantially increasing the revenues, its losses will continue indefinitely and will increase. Management anticipates the need to raise additional capital in the future. However, the Company may not be able to raise on terms favorable to it, or at all, amounts necessary to fund its planned losses.

Item 1.  Legal Proceedings - N/A


Item 2.  Changes in Securities and Use of Proceeds

         During August 2000, the Company received $500,000 in connection with the issuance of a subordinated term note to Michael P. Schulhof, the beneficial owner of more than 10% of the Company's common stock due on August 15, 2001. The note bears an interest rate of 12% per annum. The principal balance is payable at maturity, however, in the event the Company receives proceeds in excess of $3,000,000 from the sale of securities, the holder may demand prepayment of all or any part of the then outstanding balance. In connection with the issuance of this note the Company issued warrants to purchase 15,000 shares of the Company's common stock at exercise prices ranging from $3.85 to $5.50 per share. The warrants are transferable and expire on August 15, 2005.

         During August 2000, the Company received $500,000 in connection with the issuance of a subordinated term note to John C. Maxwell, Chairman of the Board, due on August 15, 2001. The note bears an interest rate of 12% per annum. The principal balance is payable at maturity, however, in the event the Company receives proceeds in excess of $3,000,000 from the sale of securities, the holder may demand prepayment of all or any part of the then outstanding balance. In connection with the issuance of these notes the Company issued warrants to purchase 15,000 shares of the Company's common stock at exercise prices ranging from $3.85 to $5.50 per share. The warrants are transferable and expire on August 15, 2005.

         On September 22, 2000, the Company entered into a one-year Financing Agreement with a bank. The maximum available under the facility is $1.5 million. The facility contains limits on borrowing based upon stipulated percentages of accounts receivable and selected financial ratios. In connection with the Financing Agreement as modified, the Company issued warrants to purchase 18,181 shares of the Company's Common Stock at an exercise price of $2.00 per share. The warrants are transferable and expire on September 22, 2007.

         The Company believes that these issuances of securities are exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of the exemption set forth in section 4(2) of the Act.

         Proceeds received were used for general working capital purposes.

Item 3.  Defaults Upon Senior Securities - N/A


Item 4.  Submission of Matters to a Vote of Security Holders - N/A


Item 5.  Other Information - N/A

Item 6.  Exhibits and reports on Form 8-K

    (a)  Exhibits

         Exhibit Number                                       Description of Exhibit
         --------------                                       ----------------------
              4.3                                             Subordinated Term Promissory Note dated August 15,
                                                              2000 between E-Sync Networks Inc and Michael P.
                                                              Schulhof.

              4.4                                             Subordinated Term Promissory Note dated August 15,
                                                              2000 between E-Sync Networks Inc and John C.
                                                              Maxwell.

              4.5                                             Transferable Warrants to Purchase Common Stock of E-Sync
                                                              Networks, Inc. dated August 15, 2000, issued to Michael P.
                                                              Schulhof.

              4.6                                             Transferable Warrants to Purchase Common Stock of E-Sync
                                                              Networks, Inc. dated August 15, 2000, issued to John C.
                                                              Maxwell.

              4.7                                             Accounts Receivable Financing Agreement Between E-Sync
                                                              Networks, Inc. and Silicon Valley Bank dated September 22,
                                                              2000.

              4.8                                             Warrant to Purchase Common Stock of E-Sync Networks, Inc
                                                              dated September 22, 2000 issued to Silicon Valley Bank.

              27                                              Financial Data Schedule (filed separately herewith)

    (b)  Reports on Form 8-K

         None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date:  November 14, 2000                        E-SYNC NETWORKS, INC.




                                                     /s/ Frank J. Connolly, Jr.
                                                     --------------------------------------------
                                                            Frank J. Connolly, Jr.
                                                            Chief Financial Officer