Form 10KSB
period 2000-12-31
E SYNC NETWORKS INC
filed 2001-04-17
CIK 107559

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB

(Mark One)

         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended      DECEMBER 31, 2000

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

                                                    NAME OF EACH
                                                    EXCHANGE ON
   TITLE OF EACH CLASS                            WHICH REGISTERED
   -------------------                             ----------------
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

    The issuer's revenue for its most recent fiscal year was $9,757,000


The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 10, 2001 was:

                                 $2,115,570
                                 ----------

                 THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PAST FIVE YEARS

  As of April 10, 2001 there were 7,406,420 shares of Common Stock, Par Value
                              $0.01, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

         Information with respect to Directors, Management Remuneration and Security Ownership of Certain Beneficial Owners and Management are contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders
                  and incorporated by reference in Part III.

                                    PART 1
ITEM 1.  BUSINESS

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

On November 8, 1999, the Company acquired 100% of the outstanding stock of Braincraft Learning Technologies, Inc. ("Braincraft") for a total purchase price of $3.8 million. The Acquisition was accounted for as a purchase business combination. During the fourth quarter of 2000, the company committed to a plan to discontinue the operations of its web design consulting, which was the principal activity of Braincraft. The Company expects the shut down to be completed during the second quarter of 2001.

OVERVIEW

E-Sync is an e-commerce enabler, providing global messaging solutions for Fortune 1000 companies. The Company offers a suite of enterprise communication infrastructure capabilities that facilitate secure and reliable information exchange. These services include secure online messaging, outsourced e-mail services, directory and fax services, hosted communications, network design and integration, messaging integration and message platform migration. The Company's strategy is to leverage its relationships with key channel partners to extend its core messaging solutions into vertical solution frameworks initially for the insurance and healthcare markets.

INDUSTRY BACKGROUND

The widespread adoption of the Internet as a business communications platform has created a foundation for B2B e-commerce that has already enabled customers to tap new revenue streams, streamline cumbersome processes, lower costs and improve productivity. According to Forrester Research, the B2B e-commerce market grew from $43 billion in 1998 to $109 billion in 1999 and is estimated to reach $1.3 trillion by the year 2003, at an annual rate of 86%. B2B e-commerce is expected to account for 90+% of U.S. e-commerce transactions by 2003, and the key to these transactions will be e-mail communication. Enterprises that intend to migrate towards becoming an e-business need to ensure secure electronic communications with their customers and suppliers. However, while necessary, the medium of Internet alone is not sufficient to drive and support the projected growth of e-commerce. Managed services and professional services are critical elements to successful implementations of enterprise e-commerce strategies.

There are a number of trends that are driving demand for messaging, collaboration and hosting solutions generally. Email has broadened from a simple messaging tool to a widely accepted form of communication. In addition, customers are increasingly demanding reliable and scalable service and enhanced product offerings. At the same time, the complexity of individual messages and the scale of the supporting applications and hardware are growing dramatically, forcing businesses to dedicate significant resources to the operation and maintenance of their messaging systems. Many companies do not have the appropriate resources or expertise internally to manage their internal messaging systems and are looking to adopt more effective approaches to the management of their messaging, collaboration and hosting needs, and outsourcing is becoming a more viable alternative to solving these problems. In fact, the Radicatti Group estimates the market size for outsourced messaging will exceed $6 billion in 2003.

STRATEGY

CULTIVATE EXPERTISE IN TARGETED VERTICAL MARKETS THROUGH STRATEGIC PARTNERS. E-Sync's growth strategy calls for the company to leverage its core enterprise messaging assets and world class customer base, migrate the managed services and professional services into a single business unit positioned as a leading provider of secure messaging products and services and to extend those capabilities into vertical solution frameworks in conjunction with strategic partners.

Existing enterprise customers are already using several of the company's messaging products and services to address industry specific business problems that have broad applicability to other companies. E-Sync has also collaborated with IVANS, a large services provider to the insurance market, to develop and introduce messaging solutions that solve specific business problems of insurance carriers. These solutions are marketed by IVANS through their channel relationships and hosted by E-Sync. By consistently demonstrating how our core capabilities can be incorporated into workflow-oriented solutions that can be marketed to their customer base, this relationship has shifted over time from that of a technology provider to a strategic business partner.

Based on the success that has been achieved within the insurance vertical, E-Sync has started to deepen the relationships with channel partners by collaborating more broadly than in the past and expanding on the vertical solution concept with additional products and services wrapped around our hosted capabilities. Additional opportunities may be available to extend this model for developing messaging and communications solutions into the healthcare market through existing channel partner relationships with TRW and other organizations.

BUILD A NETWORK OF STRATEGIC ALLIANCES. The Company intends to expand and seek additional strategic relationships with both professional services consulting firms and software application vendors in order to create new opportunities to leverage our managed services capabilities and also to help penetrate our stated target markets.

ACQUIRE OR INVEST IN COMPLEMENTARY BUSINESSES, PRODUCTS AND TECHNOLOGIES. E-Sync may make targeted acquisitions or investments to enhance or broaden its product offerings, capabilities and technologies as our liquidity situation permits.

PRODUCTS AND SERVICES

MANAGED SERVICES

E-Sync has developed a range of services, which allow customers to:

- Connect dissimilar computer-based electronic mail -- generally these systems operate within different divisions of the same company or in the customers' trading partner facilities;

- Communicate with public e-mail services to allow users of host-based and client/server systems to correspond with e-mail users outside of their company; and

- Send to facsimile devices located throughout the world utilizing the Company's broadcast and customized facsimile delivery service based in the U.S. and U.K.

Within the realm of messaging based technologies, use of messaging (e-mail, fax and directory services) has become a standard operating procedure for successful large and medium organizations. This trend should continue during 2001 as technology costs continue to decline and technology ease-of-use increases. This will lead to use and acceptance of collaborative computing technologies across a much wider business market. E-Sync, by way of its experience and expertise, is positioned solidly in the middle of these growth markets.

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

-     APPLICATION TO FAX.
      Application to Fax is a flexible, low-cost way to deliver a high volume of system-generated files from computer applications to any fax device worldwide. Application to Fax can be customized to meet an organization's requirements and supports mainframe, minicomputer, and personal computer-based applications over a number of protocols, including TCP/IP and SNA.

-     MAILFAX.
      MailFax is an enterprise service that allows clients with e-mail capability to send domestic and international faxes automatically from their desktop without additional hardware or software. As an optional feature of MailFax, the Company offers Inbound Fax, which allows customers to receive faxes as e-mail messages. The Secure Fax option can be added to ensure that fax messages are not intercepted during transmission across public networks and to verify the identity of the sender.

DIRECTORY SERVICES

E-Sync's directory synchronization services enable customers' multiple-messaging systems to have all user address information presented in a complete, native format to all participating systems. This service feature also allows external trading partner systems to participate in the directory synchronization process. As an enhancement, messaging integration, which connects users of disparate messaging applications (Lotus Notes, cc:Mail, Profs, etc.) within an organization can be implemented over intranets, extranets, and virtual private networks (VPNs). E-Sync offers outsourced Directory Services in the following areas:

-     DIRECTORY SYNCHRONIZATION.
      Directory Synchronization provides full directory synchronization between disparate systems and standards, enabling the communication of e-mail and directory information among various incompatible standards-based systems. For separate lists of users in e-mail, file-server, human resources, accounting, sales, and other databases, Directory Synchronization assures that all changes, such as adding a user, in the directory service flow to all other resources.

-     METADIRECTORY SERVICES.
      When different parts of an organization have different naming schemes, a metadirectory can synchronize two or more directory services, allowing a single entry point for information to be shared by multiple platforms. E-Sync's Metadirectory Services will review an organization's information holdings and determine the requirements of a client's metadirectory. The Company can then develop a customized metadirectory or work with the client's staff to develop, enhance, or maintain an existing metadirectory.

-     ACTIVE DIRECTORY IMPLEMENTATION.
      As a Microsoft Solutions Provider Partner, E-Sync can implement Windows 2000 Active Directory, Microsoft's answer to unite and organize diverse server hierarchies. Active Directory provides a unified view of networks, uniting and organizing diverse server hierarchies, thereby significantly reducing the number of directories with which network administrators and users must manage.

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

PROFESSIONAL SERVICES

A key element in supporting E-Sync's clients and our managed services capabilities are directly related professional services. These services include messaging design, architecture and implementation, as well as a broad range of additional services including network design and integration, systems management, security planning and training.

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

BUSINESS PROCESS ASSESSMENT
E-Sync's professionals assist clients in evaluating their IT needs, from specialized applications to database and web servers, hardware, networks, switches, firewalls, security, and storage technology. The Company also assesses applicable business rules and processes for clients' messaging infrastructure needs.

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

CUSTOMERS

E-Sync provides Fortune 1000 clients with messaging and infrastructure solutions and services. E-Sync's customers include the following:

-   American Standard, Inc.
-   Ameritech
-   AT&T
-   Briggs & Stratton Corporation
-   Crum & Forster Insurance
-   ESPN
-   DaimlerChrysler
-   First Data Resources
-   Ford Motor Company
-   GE Capital
-   IVANS, Inc.
-   Johnson & Johnson
-   Metromedia International Telecommunications, Inc.
-   Otis Elevator
-   Pepsi Cola
-   Ralston Purina
-   St. Paul Fire & Marine Insurance Company
-   Travelers Insurance

STRATEGIC RELATIONSHIPS

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

IVANS, INC. partners with E-Sync to provide messaging, fax and application hosting services to the insurance and healthcare industry.

TRW
E-Sync works with TRW and mutual customers to provide professional services for messaging projects and related hosted or managed services.

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

PRODUCT DEVELOPMENT

The Company's research and development activities in 1999 and 2000 were principally directed toward the development of web supply chain system integration technology and software as well as enhancing existing services. During fiscal years 2000 and 1999 E-Sync spent $1.3 million on research and development.

EMPLOYEES

As of December 31, 2000, the Company had 75 full-time employees, including 4 primarily engaged in research and development activities and 7 engaged in sales and marketing activities. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by collective bargaining units and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

COMPETITION

The market for the Company's Managed Services and Professional Services offerings is intensely competitive, evolving and subject to rapid technological change. The Company has encountered competition with respect to different aspects of its existing offerings from a variety of vendors including Critical Path for its Managed Services, and Andersen Consulting, IBM and others for our Professional Services.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

To protect its proprietary rights, the Company relies on a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, and strategic partners and limits access to and distribution of its designs, software and other proprietary items as it deems appropriate.

ITEM 2.  PROPERTIES

The Company's headquarters, which includes executive management, operations, sales, marketing, research and development, and administration, are located in Trumbull, Connecticut. At the same location is the Company's state-of-the-art high security data center enabling E-Sync to offer clients reliable, cost effective and efficient services such as network monitoring, applications support, and a help desk. The Company also has a secure data center located in the United Kingdom. E-Sync currently has 75 employees serving clients around the globe.

The Company occupies a portion of a three-story building at 35 Nutmeg Drive, Trumbull, Connecticut, as a tenant under a lease expiring December 31, 2014. The space consists of approximately 20,555 rentable square feet and is utilized for offices and a computer center. The Company also has 2,500 rentable square feet at 627 Broadway, New York, New York under a lease expiring October 31, 2001. Additionally, the Company is leasing approximately 3,500 square feet in Swindon, England for the E-Sync U.K. computer center under a lease which expires February 1, 2004.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, none of which are believed to involve a claim for damages exceeding 10% of the current assets of the Company. Although it is not feasible to predict the outcome of any such proceedings, or any claims made against the Company, the Company does not anticipate that the ultimate liability, if any, will materially affect the Company's financial position, results of operations or liquidity/cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The Company's Common Stock is traded on the NASDAQ SmallCap Market under the ticker symbol "ESNI". The following table shows the range of high and low closing prices for the Common Stock, as reported by the NASDAQ. The quotations represent prices between dealers in securities, do not include retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


                                  Prices
                                  ------
2000                         High         Low
----                         ----         ---
First Quarter               16 1/16       8  1/25
Second Quarter              12 1/8        5  1/16
Third Quarter                6 9/16       2 13/16
Fourth Quarter               4 1/2          25/32


                                  Prices
                                 ------
1999                        High          Low
----                        ----       --------
First Quarter               2  7/16        9/16
Second Quarter              5 31/32      2 9/16
Third Quarter               6  1/16      3 3/16
Fourth Quarter             14  1/4       4

(b)   Approximate number of holders of the Company's common equity:

                                           Approximate Number of
                                           Record Holders as of
    Title of Class                            April 10, 2001
    --------------                            --------------
Common Stock, par value $0.01                   553
Series A Preferred Stock, par value $0.01         2
Series B Preferred Stock, par value $0.01        15


(c)  Dividends

The Company has never paid cash dividends on its Common Stock. The Company plans to reinvest its cash flow in its business and does not anticipate payment of cash dividends in the foreseeable future.

(d) Issuances of Securities

During November 2000 the Company received $1,000,000 from the sale of 540,541 shares of the Company's common stock to an individual accredited investor, as defined in rule 501(a) of the Securities Act of 1933, as amended. The Company believes that these issuances of securities are exempt from the registration requirements of the Securities Act of 1933 as amended (the "Securities Act"), by virture of the exemption set forth in section 4(2) of the Act.

During December 2000, the Company received $850,000 in connection with the issuance of a subordinated term note to CE Capital Partnership, L.P. the beneficial owner of more than 10% of the Company's common stock due on May 31, 2001. The note bears an interest rate of 10% per annum. The principal balance is payable at maturity, however, in the event the Company receives proceeds in excess of $3,500,000 from the sale of securities, the note is automatically convertible into securities issued under the same terms of such sale. In the event the note is not automatically converted and the note is not repaid prior to May 31, 2001, the holder may convert a portion of the note into common stock at $0.25 per share, not to exceed 600,000 shares.

In connection with the issuance of this note, the Company issued warrants to purchase 108,600 shares of the Company's common stock at an exercise price of $0.75 per share. The warrants are transferable and expire on December 22, 2005. The Company believes that these issuances of securities are exempt from the registration requirements of the Securities Act of 1933 as amended (the "Securities Act"), by virture of the exemption set forth in section 4(2) of the Act.

Proceeds received were used for general working capital purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

E-Sync (NASDAQ: ESNI) is an e-commerce enabler, providing global messaging solutions for Fortune 1000 companies. The Company offers a suite of enterprise communication infrastructure capabilities that facilitate secure and reliable information exchange. The company's managed services include secure online messaging, outsourced e-mail services, directory and fax services and hosted communications. In addition, the Company has a highly qualified professional services organization, which directs its efforts towards providing network design and integration, messaging integration and message platform migration services.

The Company's strategy, which was adopted subsequent to the departure of the Company's former Chief Executive Officer in 2000, is to leverage its relationships with key channel partners to extend its core messaging solutions into vertical solution frameworks initially for the insurance and healthcare markets. Previously, the company had focused much of its efforts towards the development of supply chain management software, which efforts were discontinued during 2000 reprioritization of capital resources towards core messaging activities that comprise the majority of the company's business and revenue.


TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1999

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

Managed Services revenues increased by 10.6% and Professional Services revenues increased by 48.7% in the year ended December 31, 2000. Managed Services revenues increased primarily due to new product offerings and increases in customer volume offset by the impact of discontinued older technology product offerings. The increase in Professional Services revenue is primarily due to the acquisition and consolidation of Braincraft Learning Technologies, Inc. ("Braincraft") in November of 1999. Net of the effect of the consolidation of Braincraft, Professional Services revenue increased by 19.2% over the period principally due to an increase in the volume of professional services provided.

The Company recognized a gross margin of 1.9% or $188,000 for the year ended December 31, 2000 compared to a gross margin of 10.1% or $754,000 for the same period in 1999. Managed Services earned a gross margin of 2.0% or $79,000 for the year ended December 31, 2000 compared to a negative gross margin of (0.2%) or ($6,000) for the same period in 1999. The increase is due to an increase in volume. Professional Services recognized a gross margin of 1.9% or $109,000 for the year ended December 31, 2000 compared to a gross margin of 19.6% or $760,000 for the same period in 1999. The decrease in professional service gross margin was principally due to a negative gross margin of (55.0%) or ($938,000) at the Company's Braincraft subsidiary.

Sales and marketing expenses decreased $274,000, or 10.6%, in the current year, and as a percent of total revenues decreased to 23.6% in the year ended December 31, 2000 from 34.5% in the same period in 1999. The decrease is a result of lower recruiting, advertising and promotion expenses. Management expects the level of such expenses to remain consistent in 2001.

The Company's general and administrative expenses were $342,000 or 9.7% higher for the year ended December 31, 2000, then for the same period in 1999. As a percent of total revenues, general & administrative expenses decreased from 46.9% to 39.5% over the periods. The increase versus the prior year is primarily due to increases in general, sales and operations management, increases in professional fees, offset by lower recruiting costs. Management expects the level of such expenses to remain consistent in 2001.

Research and development expenditures were $1,258,000 and $1,291,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in expense for the year ended December 31, 2000 was mainly due to a decrease in outside consultants offset by an increase in the number of research and development personnel. To date, all development costs have been expensed in the period incurred.

Amortization of Goodwill and other intangible assets of $910,000 is principally the amortization of goodwill recorded in connection with the acquisition of Braincraft in November 1999.

During the fourth quarter of 2000, the company committed to a plan to discontinue operations related to its web design consulting services. The web design consulting services were the principal operations conducted by our Braincraft subsidiary. As a result, the Company recorded an asset impairment charge in the amount of $3.5 million to write off the remaining balance of Braincraft goodwill acquired. In addition, the Company recorded a charge of $225,000 principally for minimum lease payments due and payable April 30, 2001, when the shut down of the discontinued activity is expected to be completed, as well as other costs to shut down these operations.

In December 1999, the Company issued options to purchase 40,000 shares of common stock, at an exercise price of $4.20 per share, to a consultant in connection with acting as a technical advisor for the Company's U.K. operations for three years. The Company issued an additional 35,000 options to this consultant at exercise prices ranging from $6.375 to $11.125 in the quarter ended June 30, 2000. During the quarter ended September 30, 2000, the consulting agreement was terminated and the options were cancelled. As a result, the company reversed approximately $337,000 of deferred compensation. During 2000, the Company issued options to purchase 4,000 shares of common stock to a consultant in exchange for providing certain investor relation services. These options have an exercise price of $15.00 per share, are exercisable for a period of ten years, and vest ratably over the consultant's period of service. The Company accounts for these options in accordance with Emerging Issue Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Pursuant to EITF 96-18, the Company values the options using a Black-Scholes pricing model. The value ascribed to these options is adjusted at each intervening balance sheet date to the then-current market value. The cost is being amortized over the applicable vesting periods. The Company has amortized approximately $97,000 and $14,000 of the deferred compensation during the years ended December 31, 2000 and 1999, respectively. Such amounts are included in non-cash compensation in the consolidated statements of operations.

Also during 2000, the Company issued fully vested options to purchase 48,000 shares of common stock, at exercise prices from $0.01 to 1.8125 per share, to various consultants in exchange for providing various operational advice. These options are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model and these options are being amortized over the applicable service periods. The Company amortized approximately $77,000 during the year ended December 31, 2000. Such amount is included in non-cash compensation in the consolidated statements of operations.

During May 2000, the Company issued fully vested options to purchase 50,000 shares of common stock, at an exercise price of $4.20 per share, to a consultant for services performed. These options are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model. For the year ended December 31, 2000, the $318,000 ascribed to these options is included in non-cash compensation in the consolidated statements of operations.

In 1999, the Company issued 75,000 non-refundable shares of its common stock to an advisor for services to be performed over two years. The $422,000 value ascribed to the 75,000 shares is recorded as an other asset and is being ratably amortized over two years, with $211,000 and $141,000 of such amortization expensed during the years ended December 31, 2000 and 1999, respectively.

During the year ended December 31, 2000, the Company granted options to employees to purchase approximately 965,135 shares, of common stock at prices ranging from $0.20 to 0.46. These options are fully vested and are exercisable for a ten year period. The Company has recognized an expense for the difference between the exercise price and the fair market value of the stock at the grant date totaling approximately $683,000 during the year ended December 31, 2000. In addition, the company has accrued an expense for pending stock option awards to employees relating to bonus compensation earned in the fourth quarter of 2000. These amounts are included in non-cash compensation in the consolidated statement of operations.

Interest expense, was $158,000 in the year ended December 31, 2000, as compared to $56,300 in the year ended December 31, 1999. The increase is due to the increase in borrowings during 2000.

Interest income was $175,000 in the year ended December 31, 2000, as compared to $62,000 in the year ended December 31, 1999. The change was mainly due to the increase in available funds invested during 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $5.4 million during the twelve months ended December 31, 2000 from $7.2 million at December 31, 1999. The Company raised $2.9 million through financing activities, primarily from the issuance of notes payable and common stock. The Company invested approximately $1.0 million in capital purchases related to the Company's headquarters and data center. At December 31, 2000, the Company had a working capital deficit (current assets minus current liabilities) of approximately $1.3 million.

Net cash used in operating activities was $7.3 million for the year ended December 31, 2000. Net cash flows used in operating activities in the period reflect increased net losses of $13.4 million, offset principally part by non cash expenses of approximately $7.0 million.

Net cash provided by financing activities was $2.9 million for the year ended December 31, 2000, consisting of approximately $1.0 million from the sale of common stock and approximately $0.9 million from subordinated convertible notes payable.

As of December 31, 2000, the Company had $1,767,000 of cash and cash equivalents. The Company has incurred a net loss attributable to common stockholders of $13.4 million for the year ended December 31, 2000 and had an accumulated deficit of $25.2 million as of December 31, 2000.

The Company continues to incur substantial net losses and negative operating cash flow. The Company will need additional financing to meet current operating cash requirements. If we are unable to raise additional financing or generate sufficient cash flow, we may be unable to continue as a going concern. Even if the Company is successful in obtaining funding to meet current operating expenses, the Company will need to substantially increase its revenues or its losses will continue indefinitely. Even if the Company's efforts to increase revenue are successful, there will be a delay in making this revenue available to fund operating expenses. The Company will need to raise additional funds to maintain current operating expenses and those expenses needed to support efforts to increase revenue. If the Company is not successful in securing additional funding the Company's business will be seriously harmed. Our principal commitments consist of subordinated convertible notes, notes payable, obligations under capital and operating leases and accounts payable. We have received a report from our independent auditors containing an explanatory paragraph stating that we have recurring losses from operations, have a working capital deficiency and an accumulated deficit that raise substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We believe our ability to continue as a going concern is dependent upon our ability to obtain additional financing to generate sufficient cash flow to meet our obligations on a timely basis as may be required and ultimately to achieve profitable operations. Management is implementing internal actions to improve our operations and liquidity including a reduction of our workforce and closure of some of our businesses operating with negative cash flows. The internal actions to date to reduce operating expenses will not be sufficient to reach positive cash flow. In addition to these internal actions, Management is considering external financing options, such as strategic alliances, debt, or equity offerings. There can be no guarantee that these efforts will be successful. Such offerings can have a dilutive effect on the Company's shareholders.

FORWARD LOOKING STATEMENTS

The statements in this annual report on Form 10-KSB that are not historical fact constitute "forward-looking statements." Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and, "scheduled".

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

In addition, there can be no assurance that the Company will be successful in developing any new products, that the Company will not experience difficulties that could delay or prevent successful development, introduction and sales of these products, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Management cannot be sure that existing and future development efforts will be completed within the anticipated schedules or that, if completed, they will have the features or quality necessary to make them successful in the marketplace. Further, despite testing by the Company and by current and potential customers, errors could be found in the Company's products. E-Sync may not be able to successfully correct these errors in a timely and cost effective manner. If the Company is not able to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, or if these new products or enhancements do not have the features or quality necessary to make them successful in the marketplace, the Company's business will be seriously harmed.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              E-SYNC NETWORKS, INC.


                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors ......................................      17

Consolidated Balance Sheet at December 31, 2000 .....................      18

Consolidated Statements of Operations for the years ended December 31,
   2000 and 1999.....................................................      19

Consolidated Statements of Stockholders Equity for the years ended
   December 31, 2000 and 1999........................................      20

Consolidated Statements of Cash Flows for the years ended December 31,
   2000 and 1999.....................................................      21

Notes to Consolidated Financial Statements...........................      22

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Stockholders
E-Sync Networks, Inc.:

We have audited the accompanying consolidated balance sheet of E-Sync Networks, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Sync Networks, Inc. and subsidiaries as of December 31, 2000 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that E-Sync Networks, Inc. will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                    /s/ KPMG LLP
New York, New York
April 11, 2001

                            E-SYNC NETWORKS, INC.
                          CONSOLIDATED BALANCE SHEET
               (in thousands, except share and per share data)


                                                             DECEMBER 31, 2000
                                                             -----------------
                          ASSETS

   Current Assets:
        Cash and cash equivalents                             $    1,767
        Accounts receivable, less allowance for doubtful
         accounts of $197                                          1,383
        Other current assets                                         170
                                                              ----------

             Total current assets                                  3,320

   Equipment, net                                                  3,760
   Other assets                                                      234
                                                              ----------

             Total assets                                     $    7,314
                                                              ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
        Notes payable                                           $  1,716
        Obligations under capital leases, current portion             48
        Accounts payable                                           1,329
        Accrued expenses                                           1,234
        Medical benefits obligation, current portion                  32
        Deferred revenue                                             267
                                                              ----------
             Total current liabilities                             4,626

   Obligations under capital leases, less current portion             10
   Medical benefits obligation, less current portion                 217
                                                              ----------
   Total liabilities                                               4,853

   Stockholders' Equity:
   Convertible preferred stock, par value $.01 per share,
      10,000,000 shares authorized
        Series A - 1,000,000 shares issued and outstanding            10
        Series B - 2,352,727 shares issued and outstanding            23
   Common stock, stated value $.01 per share,  50,000,000
      shares authorized, 8,356,355 shares issued and
      outstanding                                                     84
   Additional paid in capital                                     28,728
   Deferred compensation                                             (13)
   Accumulated deficit                                           (25,155)
   Less treasury stock at cost, 992,565 shares                    (1,216)
                                                              ----------
             Total stockholders' equity                            2,461
                                                              ----------

   Commitments and Contingencies

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    7,314
                                                              ==========


          See accompanying notes to consolidated financial statements.

                              E-SYNC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                               December 31,
                                               2000              1999
                                               ----              ----
REVENUES:
      Managed services                   $     4,004        $     3,620
      Professional services                    5,753              3,870
                                         ------------       ------------
         Total revenues                        9,757              7,490

COST OF SALES:
      Managed services                         3,925              3,626
      Professional services                    5,644              3,110
                                         ------------       ------------
         Total cost of sales                   9,569              6,736

GROSS MARGIN:
      Managed services                            79                 (6)
      Professional services                      109                760
                                         ------------       ------------
         Total gross margin                      188                754

OPERATING EXPENSES:
      Sales and marketing                      2,309              2,583
      General and administrative               3,852              3,510
      Product development                      1,258              1,291
      Amortization of goodwill and
         other intangible assets                 910                133
      Intangible impairment
         and restructuring charges             3,734                 --
      Non-cash compensation                    1,557                309
                                         ------------       ------------
         Total operating expenses             13,620              7,826

      Loss from operations                   (13,432)            (7,072)

OTHER INCOME (EXPENSE):
      Other expense, net                         (17)               (97)
      Interest expense                          (158)               (56)
      Interest income                            175                 62
                                         ------------       ------------
         Total other income (expense)             --                (91)


Net loss                                 $   (13,432)       $    (7,163)
                                         ============       ============


Basic and diluted net loss per share     $     (1.96)       $     (1.51)
                                         ============       ============


Weighted average number of shares          6,852,790          4,752,629
                                        ============       ============

           See accompanying notes to consolidated financial statements.

                                  E-SYNC NETWORKS, INC.
                            STATEMENT OF STOCKHOLDERS' EQUITY
                            (IN THOUSANDS, EXCEPT SHARE DATA)



                                               Series A                            Series B                                        '
                                            Preferred Stock                     Preferred Stock                Common Stock
                                            ---------------                     ---------------                ------------
                                     Shares              Amount            Shares            Amount       Shares             Amount
                                   ------------------------------------------------------------------------------------------------

Balance at December 31, 1998               --               --               --               --        4,884,693            1,628
Par value adjustment .......               --               --               --               --               --           (1,579)
Exercise of options ........               --               --               --               --          443,800                4
Exercise of warrants .......               --               --               --               --        1,500,000               15
Issuance of Series A
   preferred stock .........        1,000,000               10               --               --               --               --
Issuance of Series B
   preferred stock .........               --               --        2,272,727               23               --               --
Issuance of stock in lieu of
   payment for services ....               --               --               --               --           75,000                1
Issuance of stock to an
   advisor .................               --               --               --               --           32,523               --
Issuance of stock options in
   lieu of payment for
   services ................               --               --               --               --               --               --
Amortization of deferred
   compensation ............               --               --               --               --               --               --
Issuance of Common stock to
   Braincraft ..............               --               --               --               --          671,676                7
Net loss ...................               --               --               --               --               --               --
                                   ------------------------------------------------------------------------------------------------

Balance at December 31, 1999        1,000,000       $       10        2,272,727       $       23        7,607,692       $       76
Exercise of options ........               --               --               --               --          208,122                2
Issuance of Common Stock ...               --               --               --               --          540,541                6
Issuance of Series B
   preferred stock .........               --               --           80,000               --               --               --
Issuance of Common Stock
   Warrants ................               --               --               --               --               --               --
Issuance of stock options in
   lieu of payment for
   services ................               --               --               --               --               --               --
Amortization of deferred
   compensation ............               --               --               --               --               --               --
Cancelation Stock Options
   issued for services .....               --               --               --               --               --               --
Revaluation stock options
   issued for services .....               --               --               --               --               --               --
Net loss ...................               --               --               --               --               --               --
                                   ------------------------------------------------------------------------------------------------

Balance at December 31, 2000        1,000,000       $       10        2,352,727       $       23        8,356,355       $       84
                                   ================================================================================================


                                  Additional                                                                             Total
                                    Paid-In-         Deferred       Accumulated                                        Stockholder's
                                    Capital        Compensation      Deficit                Treasury Stock               Equity
                                    -------        ------------      -------                --------------               ------
                                                                                      Shares              Amount
                                ---------------------------------------------------------------------------------------------------

Balance at December 31, 1998         5,592              --           (4,560)         (992,565)           (1,216)          1,444
Par value adjustment .......         1,579              --               --                --                --              --
Exercise of options ........           188              --               --                --                --             192
Exercise of warrants .......         1,485              --               --                --                --           1,500
Issuance of Series A
   preferred stock .........         2,958              --               --                --                --           2,968
Issuance of Series B
   preferred stock .........         9,962              --               --                --                --           9,985
Issuance of stock in lieu of
   payment for services ....           421              --               --                --                --             422
Issuance of stock to an
   advisor .................           154              --               --                --                --             154
Issuance of stock options in
   lieu of payment for
   services ................           519            (519)              --                --                --              --
Amortization of deferred
   compensation ............                            14               --                --                --              14
Issuance of Common stock to
   Braincraft ..............         3,390              --               --                --                --           3,397
Net loss ...................            --              --           (7,163)               --                --          (7,163)
                                ---------------------------------------------------------------------------------------------------

Balance at December 31, 1999    $   26,248      $     (505)      $  (11,723)         (992,565)       $   (1,216)     $   12,913
Exercise of options ........           181              --               --                --                --             183
Issuance of Common Stock ...           994              --               --                --                --           1,000
Issuance of Series B
   preferred stock .........           352              --               --                --                --             352
Issuance of Common Stock
   Warrants ................           270              --               --                --                --             270
Issuance of stock options in
   lieu of payment for
   services ................         1,355            (355)              --                --                --           1,000
Amortization of deferred
   compensation ............                           175               --                --                --             175
Cancelation Stock Options
   issued for services .....          (337)            337               --                --                --              --
Revaluation stock options
   issued for services .....          (335)            335               --                --                --              --
Net loss ...................            --              --          (13,432)               --                --         (13,432)
                                ---------------------------------------------------------------------------------------------------

Balance at December 31, 2000    $   28,728      ($      13)      $  (25,155)         (992,565)       $   (1,216)     $    2,461
                                ===================================================================================================


         See accompanying notes to consolidated financial statements.

                            E-SYNC NETWORKS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               (in thousands, except share and per share data)


                                                      DECEMBER 31, 2000   DECEMBER 31, 1999
                                                      -----------------   -----------------
Cash flows from operating activities:
   Net loss .....................................        $(13,432)        $ (7,163)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
      Depreciation ..............................             867              396
      Amortization of Goodwill ..................             910              132
      Amortization Notes Payable Discount .......              51               --
      Increase in allowance for doubtful
         accounts ...............................              75               77
      Loss on disposal of fixed assets ..........              --               99
      Impairment of Goodwill ....................           3,509               --
      Non-cash compensation .....................           1,557              309
      Changes in operating assets and
         liabilities:                                          --               --
         Accounts receivable ....................            (310)            (138)
         Other current assets ...................              16             (204)
         Accounts payable and accrued
           expenses .............................            (683)           1,639
         Deferred Revenue .......................              96              (53)
                                                         ---------        ---------
   Net cash used in operating activities ........          (7,344)          (4,906)

Cash flows from investing activities:
   Acquisition of Braincraft, net of cash
      acquired ..................................              --             (518)
   Capital expenditures .........................          (1,007)          (2,952)
                                                         ---------        ---------
Net cash used in investing activities ...........          (1,007)          (3,470)
                                                         ---------        ---------
Cash flows from financing activities:
   Proceeds from notes payable ..................           1,850               --
   Payments on bank loan ........................            (800)            (764)
   Proceeds from bank loan ......................             774              750
   Proceeds from issuance of common stock .......           1,000               --
   Proceeds from exercise of stock options
      and warrants ..............................             183            1,692
   Proceeds from issuance of preferred stock
      and warrants ..............................              --           12,953
   Advance payments on Series B preferred
      stock .....................................              --              352
   Payments under capital lease obligations,
      net .......................................             (71)            (222)
                                                         ---------        ---------
Net cash provided by financing activities .......           2,936           14,761
                                                         --------         --------

Net (decrease)increase in cash and cash
   equivalents ..................................          (5,415)           6,385

Cash and cash equivalents at beginning of
   period .......................................           7,182              797
                                                         --------         --------

Cash and cash equivalents at end of period ......        $  1,767         $  7,182
                                                         ========         ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest ..................................        $     44         $     67
                                                         ========         ========
      Income Taxes ..............................        $     --         $      7
                                                         ========         ========
   Non-cash investing activities:

      Capital lease obligations incurred for
         fixed asset acquisitions ...............        $     --         $     74
                                                         ========         ========

         See accompanying notes to consolidated financial statements.

                            E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000

(1)   SUMMARY OF OPERATIONS

      (a)  SUMMARY OF OPERATIONS

      E-Sync (NASDAQ: ESNI) is an e-commerce enabler, providing global messaging solutions for Fortune 1000 companies. The Company offers a suite of enterprise communication infrastructure capabilities that facilitate secure and reliable information exchange. The company's managed services include secure online messaging, outsourced e-mail services, directory and fax services and hosted communications. In addition, the Company has a highly qualified professional services organization, which directs its efforts towards providing network design and integration, messaging integration and message platform migration

      E-Sync, a subsidiary of Wiltek Inc., was formed in 1999. Also during 1999 Wiltek Inc. was merged with and into E-Sync Networks, Inc., with the effect of
(i) changing the name of the issuer, (ii) changing the state of incorporation of the issuer and (iii) amending the Certificate of Incorporation and By-laws of the issuer (such events, collectively, the "Reorganization") The Reorganization was consummated on July 28, 1999. The financial statements discussed above, represent the consolidated statements of operations and cash flows of Wiltek, Inc. for the periods mentioned above; however, such financial statements have been renamed to E-Sync Networks, Inc. to reflect the current name of the Company.

      (b)   LIQUIDITY

      The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Revenues have been insufficient to cover costs of operations for the year ended December 31, 2000. The Company has a working capital deficit of $1.3 million and an accumulated deficit of $25 million. Management believes the Company's ability to continue as a going concern is dependent upon its ability, to obtain additional financing and to achieve increased revenue to generate sufficient cash flow to meet its obligations on a timely basis.

(2)   SIGNIFICANT ACCOUNTING POLICIES

      (a)  USE OF ESTIMATES

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

      (b)  PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, E-Sync Networks (U.K.) Ltd. and Braincraft Learning Technologies, Inc. All significant intercompany transactions have been eliminated in consolidation.

                            E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000
      (c)  CASH EQUIVALENTS

      For purposes of the statement of cash flows, the Company considers all highly liquid instruments including money market funds and certificates of deposit with original maturities of three months or less to be cash equivalents.

      (d)  REVENUE RECOGNITION

      The Company's revenues consist of fees for Professional Services provided to its customers and are billed on a fixed-fee or time and material basis with contracts typically ranging from 1 to 12 months. Revenues under fixed fee contracts are recognized using the percentage-of-completion method. Deferred revenue represents amounts billed in excess of costs incurred and is recorded as a liability. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess. Consulting services are invoiced mid-month and at month-end. Revenue is recognized when services are performed.

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

      (e)  EQUIPMENT

      Equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight line method over the estimated useful lives of the related assets, generally ranging from three to seven years. Equipment under capital lease obligations are depreciated over the lesser of the useful life or the term of the lease.

      (f)  PRODUCT DEVELOPMENT

      Product development expenses include personnel and consulting costs associated with designing, developing and testing the Company's systems and are expensed as incurred.

      (g)  TAXES

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided for any portion of the deferred tax assets which are not more likely than not to be realized.

      (h)  EARNINGS (LOSS) PER SHARE

      Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share, and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic EPS is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. As a result of the Company's net loss, diluted

                            E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000

net loss per share was the same as basic net loss per share for the years ended December 31, 2000 and 1999, since the effect of any potentially dilutive securities would be anti-dilutive.

      Diluted net loss per common share does not include the effects of (i) options to purchase 2,919,333 and 1,002,105 shares of common stock, for the years ended December 31, 2000 and 1999, respectively, (ii) the issuance of 4,772,727 shares of common stock issuable upon the conversion of Series A and B preferred stock on an "as if" converted basis, for the years ended December 31, 2000 and 1999, (iii) warrants to purchase 156,000 shares of common stock for the year ended 2000, as the effect of their inclusion is anti-dilutive for each period.

       (i)  ADVERTISING COSTS

      Advertising and promotion costs are expensed as incurred. These costs were $128,000 and $333,800 for the twelve months ended December 31, 2000 and 1999, respectively.

      (j)  FAIR VALUE OF FINANCIAL INSTRUMENTS; RISK CONCENTRATION

      Based on borrowing rates currently available to the Company for capital leases with similar terms and maturities, the fair value of the Company's capital leases approximates the carrying value. The carrying values of all other financial instruments potentially subject to valuation risk, principally cash, accounts receivable, notes payable and accounts payable, also approximate fair value because of their short-term maturities.

      A significant portion of the Company's revenue is concentrated with a few customers. During the years ended December 31, 2000 and 1999, two customers individually accounted for more than 10% of the Company's total revenues aggregating 27% and 26% for the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000, one customer's accounts receivable balance was approximately 17% of the outstanding accounts receivable.

      (k)  GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangible assets are stated net of accumulated amortization. Goodwill and other intangible assets are being amortized on a straight-line basis over their expected period of benefit of five years.

      (l)  IMPAIRMENT OF LONG-LIVED ASSETS

      Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121") establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company will evaluate the carrying value of equipment in relation to the operating performance and future undiscounted cash flows of the underlying business. SFAS No. 121 requires analysis of each item on an individual asset-by-asset basis, where applicable. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. Generally, fair value represents the expected future cash flows from the use of the asset or group of assets, discounted at an interest rate commensurate with the risks involved. See Note 4 to these consolidated financial statements.

                            E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000

      (m) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings disclosures for employee stock option grants if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to follow the accounting prescribed by APB Opinion No. 25.

      (n)  NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS 137, (Accounting for Derivative Instruments and Hedging Activities -- Deferral of the effective date of SFAS No. 133 - an Amendment of SFAS No. 133) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued to provide additional implementation guidance related to SFAS 133. These statements are not expected to have a material effect on the Company's financial position or results of operations as it currently does not have any derivative instruments or hedging activities.

            Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to the financial statements of E-Sync.

(3) BALANCE SHEET COMPONENTS



Property and Equipment                                          December 31, 2000
                                                                -----------------
                                                                      ($000's)
Computer equipment                                                     $3,785
Equipment acquired under capital leases                                   633
Furniture and fixtures                                                    339
Leasehold improvements                                                  1,241
                                                                       ------
                                                                        5,998
Less:  accumulated depreciation and
          amortization, including $506 on equipment
          under capital lease                                           2,238
                                                                       ------
        Equipment, net                                                 $3,760
                                                                       ======

Accrued Expenses                                                December 31, 2000
                                                                -----------------
                                                                       ($000)
Salary and related benefits                                            $  644
Professional Fees                                                         270
Deferred rent                                                             224
Other accrued expenses                                                     96
                                                                       ------
        Total accrued expenses                                         $1,234
                                                                       ======

(4) IMPAIRMENT OF LONG LIVED ASSETS

      On November 8, 1999, the Company acquired 100% of the outstanding stock of Braincraft Learning Technologies, Inc. ("Braincraft") for a total purchase price of $3.8 million. The purchase price includes (i) $250,000 of cash, (ii) 671,676 shares of E-Sync common stock valued at $2.9 million (iii) acquisition costs of $225,000 and (iv) options valued at $542,000. The Company assigned a value of $4.6 million to goodwill and other intangible assets, of which $910,000 and $132,000 was amortized during

                            E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000

the years ended December 31, 2000 and 1999, respectively. The Acquisition was accounted for as a purchase business combination.

      During the fourth quarter of 2000, the company committed to a plan to discontinue the operations of its web design consulting, which was the principal activity of Braincraft. As a result, it was determined that the goodwill associated with Braincraft was impaired and the Company record a charge of $3.5 million to write off the balance of goodwill as of December 31, 2000. In addition, the Company recorded a charge totaling $225,000 for minimum lease payments and other costs to shut down these operations. The Company expects the shut down to be completed during the second quarter of 2001.

(5) CAPITALIZATION

      Common Stock

      In 2000, the Company sold 540,541 shares of common stock and received net proceeds of $1,000,000. In addition, the Company issued 208,122 shares upon the exercise of common stock options and received net proceeds of $183,000.

      In the fourth quarter of 1999, the Company issued 75,000 shares of common stock to an advisor for services to be performed over two years. The $422,000 value ascribed to these shares is recorded as other assets and is being ratably amortized over two years. For the years ended December 31, 2000 and 1999, $211,000 and $141,000 has been amortized. Such amounts are included in non-cash compensation in the statements of operations.

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

                            E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000

received aggregate cash proceeds of $9.985 million from such sales, net of offering costs ($10 million of gross proceeds). For presentation purposes, these sales have been consolidated as if the 681,818 shares of Series B Preferred Stock underlying the preference shares were sold in lieu of the preference shares.

      During 2000, the Company issued an additional 80,000 shares of Series B Convertible Preferred Stock in connection with the fourth quarter of 1999 offering of shares of Series B Convertible Preferred Stock at $4.40 per share to accredited investors. The proceeds of $351,010 were received during the fourth quarter of 1999 with respect to such shares.

      Any holder of Series B Preferred Stock shall have the right, at its option, at any time and from time to time, to convert any or all of such holder's shares of Series B Preferred Stock into one share of Common Stock for each Series B Preferred share. Upon the third anniversary of the Issue Date, each outstanding share of Series B Preferred Stock, or if earlier, the transfer of any shares of Series B Preferred Stock by an initial holder to any person other than an affiliate of such initial holder, such shares shall automatically be converted into shares of Common Stock.

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

      Liquidation Preference

      In the event of any liquidation or winding up of the Company, holders of Series A and B convertible preferred stock will be entitled to an amount equal to the applicable purchase price per share plus any accrued but unpaid dividends.

(6)  BENEFIT PLANS

      (a)  401(k) PLAN

      The Company established a 401(k) defined contribution plan covering substantially all eligible employees. An eligible employee may elect to reduce his taxable compensation and have the amount of any such reduction contributed to the Plan on the employee's behalf. The Company may also make a discretionary matching contribution to the Plan. During the years ended December 31, 2000 and 1999, the Company's matched contribution was 15%.

      An eligible employee may elect to reduce his taxable compensation by 15% (but not more than $10,500 per year or such greater amount as may be set by the Internal Revenue Service). The amount of the reduction is called elective deferral. The Company will then contribute the elective deferral to the Plan on the employee's behalf. The Company's contributions to the plan for the years ended December 31, 2000 and 1999, were $44,000 and $37,000, respectively.

                             E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000

      (b) STOCK OPTIONS

      In May 2000, the shareholders of the company approved an amendment to the Company's 1999 Long-term Incentive Plan to increase the number of shares of common stock available under the plan to 4,500,000 shares. At December 31, 2000, 2,798,833 shares were outstanding and 1,668,545 shares were available for future grants. Under prior stock option plans 121,000 shares were outstanding, no shares are available for future grants. Vesting under the 1999 plan ranges from immediately to three years.

      In December 1999, the Company issued options to purchase 40,000 shares of common stock, at an exercise price of $4.20 per share, to a consultant in connection with acting as a technical advisor for the Company's U.K. operations for three years. The Company issued an additional 35,000 options to this consultant at exercise prices ranging from $6.375 to $11.125 in the quarter ended June 30, 2000. During the quarter ended September 30, 2000, the consulting agreement was terminated and the options were cancelled. As a result, the company reversed approximately $337,000 of deferred compensation. During 2000, the Company issued options to purchase 4,000 shares of common stock to a consultant in exchange for providing certain investor relation services. These options have an exercise price of $15.00, are exercisable for a period of ten years and vest ratably over the consultant's period of service. The Company accounts for these options in accordance with Emerging Issue Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Pursuant to EITF 96-18, the Company values the options using a Black-Scholes pricing model. The value ascribed to these options is adjusted at each intervening balance sheet date to the then-current market value. The cost is being amortized over the applicable vesting periods. The Company has amortized $97,000 and $14,000 of the deferred compensation during the years ended December 31, 2000 and 1999, respectively. Such amounts are included in non-cash compensation in the consolidated statements of operations.

      Also during 2000, the Company issued to various consultants fully vested options to purchase 48,000 shares of common stock, at exercise prices from $0.01 to $1.8125 per share in exchange for providing various operational advice. These options are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model and they will be amortized over the applicable service periods. The Company amortized approximately $77,000 during the year ended December 31, 2000. Such amounts are included in non-cash compensation in the statements of operations.

      During May 2000, the Company issued fully vested options to purchase 50,000 shares of common stock, at an exercise price of $4.20 per share, to a consultant for services performed. These options are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model. For the year ended December 31, 2000, the $318,000 ascribed to these options is included in non-cash compensation in the consolidated statements of operations.

      During 2000, the Company granted employees options to purchase 965,135 shares of common stock at exercise prices ranging from $0.2031 to $0.4600 per share. These options vest immediately and are exercisable for ten years. Compensation expense was recorded for the difference between the exercise price and fair value at the grant date, totaling approximately $683,000. Such amounts are included in non-cash compensation in the statements of operations.

      During the year ended December 31, 2000, the Company granted options at the then fair value, to purchase approximately 819,000 shares, of common stock to employees at prices ranging from $1.84 to $6.38. These options are exercisable for a ten year period and vest over three years. In addition, during 2000, the Company granted options to purchase 737,000 shares of common stock, at an exercise price of $1.16, the then current fair value, to the Company's CEO. These options are exercisable for a period of ten years. Approximately 246,000 shares vest in January 2001, with the balance of approximately 491,000 shares vesting over three years.

                            E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000

      The following table summarizes the options granted under the plan for the period from December 31, 1998 through December 31, 2000:


                                                Weighted Average
                                   Shares        Exercise Price
                                ------------    ----------------
Outstanding at 12/31/98.....       760,300             $0.48
  Granted...................       700,605             $4.02
  Exercised.................      (443,800)            $0.43
  Expired / Canceled........       (15,000)            $0.70
                                ------------
Outstanding at 12/31/99.....     1,002,105             $2.97
  Granted...................     2,657,879             $2.23
  Exercised.................      (208,122)             $.87
  Expired / Canceled........      (532,529)            $4.65
                                ------------
Outstanding at 12/31/00.....     2,919,333             $2.15
                                ============

      At December 31, 2000 and 1999, there were 1,305,976 and 323,189 options that were exercisable.

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and, accordingly, no compensation costs have been recognized for the employee stock option plan. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards, net earnings and earnings per share would have been reduced as follows:


                                      DECEMBER 31, 2000       DECEMBER 31, 1999
                                      -----------------       -----------------
  NET EARNINGS
  As reported                               $ (13,432)             $  (7,163)
  Pro Forma                                 $ (15,675)             $  (9,791)

  EARNINGS PER SHARE
  As reported
      Basic                                $  (1.96)               $  (1.51)
      Diluted                              $  (1.96)               $  (1.51)

  Pro Forma
      Basic                                $  (2.29)               $  (2.06)
      Diluted                              $  (2.29)               $  (2.06)

      The resulting effect on the pro forma net loss per common share for the years ended December 31, 2000 and 1999 is not likely to be representative of the effects on the net loss on a pro forma basis in future years, because the pro forma results include the impact of only two years of grants and related vesting, while subsequent years will include additional grants and vesting.

                            E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000



      The following table summarizes information about the stock options at December 31, 2000.

               OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
--------------------------------------------------------------       -------------------
                                    Weighted
                                    Average                                          Weighted
  Range of           Number        Remaining      Weighted           Number          Average
  Exercise        Outstanding at   Contractual     Average       Exercisable at     Exercise
   Prices            12/31/00         Life      Exercise Price       12/31/00         Price
   ------            --------         ----      --------------        -----         --------
  $0.01 - $0.56      1,095,695         9.39      $0.23            1,094,028         $0.23

  $1.16 - $1.84        853,914         9.94      $1.25               20,000         $1.50

  $2.98 - $3.31         81,470         9.02      $3.16               12,090         $2.98

  $4.12 - $4.62        404,484         8.87      $4.22              168,161         $4.21

  $5.01 - $ 6.38       483,770         9.33      $6.17               11,697         $5.73
                     ---------                                    ---------
                     2,919,333         9.30      $2.15            1,305,976         $0.83
                     =========                                    =========


(7)  NOTES PAYABLE

      During August 2000, the Company received $1,000,000 from affiliates in connection with the issuance of subordinated term notes payable due on August 15, 2001. The notes bear an interest rate of 12% per annum. The principal balance is payable at maturity, however, in the event the Company receives proceeds in excess of $3,000,000 from the sale of securities, the holders may demand prepayment of all or any part of the then outstanding balance. At December 31, 2000 the outstanding balance net of discount was $892,000.

      In connection with the issuance of these notes, the Company issued warrants to purchase 30,000 shares of the Company's common stock at exercise prices ranging from $3.85 to $5.50 per share. The warrants are transferable and expire on August 15, 2005. A value of approximately $167,000 was ascribed to these warrants using the Black-Scholes pricing model. The value of the warrants was recorded as a reduction to the notes payable with a corresponding increase to additional paid-in capital. This value is being amortized as interest expense over the one-year term of the notes. For the year ended December 31, 2000, the Company amortized approximately $58,000, which is included in interest expense in the consolidated statement of operations.

      During December 2000, the Company received $850,000 from an affiliate in connection with the issuance of subordinated term notes payable. The notes bear an interest rate of 10% per annum. The principal balance and interest is payable at the maturity date, May 31, 2001. The note and accrued interest will automatically convert in the event the Company receives proceeds in excess of $3,500,000 from the sale of securities under the same terms as such sale. In the event the note is not automatically converted and the note is not repaid prior to May 31, 2001 the holder may convert a portion of the note into common stock at $0.25 per share, not to exceed 600,000 shares. At December 31, 2000, the outstanding balance net of discount was $762,000. Subsequent to year end the Company received an additional $150,000 under the same terms and conditions.

      In connection with the issuance of these notes, the Company issued warrants to purchase 108,000 shares of the Company's common stock at an exercise price of $1.25 per share. The warrants are transferable and expire on December 22, 2005. A value of approximately $88,000 was ascribed to these warrants using the Black-Scholes pricing model. The value of the warrants was recorded as a reduction to the notes payable with a corresponding increase to additional paid-in capital. This value is being amortized as interest expense over the term of the notes.

      In September 2000, the Company entered into a one-year Financing Agreement with a bank. The maximum available under the facility was $1.5 million. The facility contained limits on borrowing based upon stipulated percentages of accounts receivable and selected financial ratios. During December 2000 the Company repaid amounts outstanding and terminated the line. In connection with the Financing

                            E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000


Agreement as modified, the Company issued warrants to purchase 18,181 shares of the Company's Common Stock at an exercise price of $2.00 per share, the fair value of these options was de minimus. The warrants are transferable and expire on September 22, 2007.

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

      The Company's subsidiary, Braincraft Learning Technologies Inc., ("Braincraft") also has an outstanding line of credit with a commercial bank of $100,000 bearing interest at 2% above the bank's prime rate. The amount outstanding under the line of credit at December 31, 2000 was approximately $62,000.

(8)  INCOME TAXES

      For the year ended December 31, 2000 and 1999 there is no provision for federal, state or local income taxes since the Company incurred losses during those periods.

Significant components of the Company's deferred tax asset as of December 31, 2000 are as follows:


Net operating loss carry-forward                               $ 7,092,940
Investment tax credit carry-forward and other, net                 135,000
                                                               -----------
Deferred tax asset                                               7,227,940
Less valuation allowance                                        (7,227,940)
                                                               -----------
Net deferred tax assets                                        $         0
                                                               ===========

      At December 31, 2000, the Company's U.S. operating loss carry-forward for Federal tax purposes approximated $18,458,000 and $13,680,000 for state tax purposes. The Company's U.K. operating loss carry-forwards are approximately $1,620,000 for tax purposes as of December 31, 2000. The expected Federal Statutory rate is 34%. The Company has established a valuation allowance to reduce its net deferred tax asset to zero at December 31, 2000 because current evidence indicates that it is more likely than not that the deferred tax asset will not be realized.

      The Tax Reform Act of 1986 enacted a complex set of rules (Internal Revenue Code Section 382) limiting the utilization of net operating loss carry-forwards to offset future taxable income following a corporate "ownership change." Generally, this occurs when there is a greater than 50% change in ownership. As discussed in Note 5 a change in control occurred in 1999.

(9) MEDICAL BENEFITS OBLIGATION

      Pursuant to the 1999 Purchase Agreement, the Company signed a "Medical Benefit Letter" which obligates the Company to provide medical benefits to the three retiring directors and their spouses until they reach age 65 (dates ranging from September 12, 2004 to December 29, 2009). The Company's maximum obligation under the "Medical Benefit Letter" is $400,000. The Company initially recorded a liability approximating $260,000 representing the net present value of the maximum $400,000 medical benefit obligation. The Company was also required to deposit $250,000 in a Medical Escrow Fund to secure a portion of the Company's obligation under the "Medical Benefit Letter". The Company has

                            E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000

classified the deposit of $250,000 as "other assets" in the accompanying balance sheet. The Company is entitled to withdraw from the medical escrow fund medical benefits paid pursuant to the "Medical Benefit Letter" on a quarterly basis. Such payments totaled $19,756 during the twelve months ended December 31, 2000, and were charged against the medical benefit obligation liability.

(10)  COMMITMENTS AND CONTINGENT LIABILITIES

      The Company entered into various capital lease agreements in prior years for computer and other equipment. The lease terms vary from 36 to 39 months, with interest rates ranging from 8.77% and 35.08%.

      The related future lease minimum payments as of December 31, 2000 are as follows:

Year Ending December 31                                         Capital Leases
-----------------------                                         --------------
             2001                                                      $54,000
             2002                                                       10,000
                                                                     ---------
Net minimum lease payment                                              $64,000
Amount representing interest (weighted average interest rate
   of 13%)                                                               6,000
                                                                     ---------
Present value of net minimum capital lease payments                   $ 58,000
Less current portion                                                    10,000
                                                                     ---------
Obligations under capital leases, excluding current portion            $48,000
                                                                     =========

      Total rental expenses for office space, equipment and automobiles included in the results of operations for fiscal years ended December 31, 2000 and 1999, were $870,000 and $720,000 respectively. Minimum rental commitments under non-cancelable operating leases covering space and equipment are as follows:


                  Year                    Rental Commitments
                  ----                    ------------------
                  2001                      $   517,000
                  2002                          338,000
                  2003                          271,000
                  2004                          267,000
                  2005                          308,000
                                            -----------
                                            $ 1,701,000
                                            ===========


(11)  BUSINESS SEGMENT INFORMATION

      The FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No.
131) in June 1997. SFAS 131 supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. SFAS 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters.

      Serving its medium and large business including Fortune 1000 customers, the Company offers secure online messaging, directory and fax services, web application development services, hosted communications and infrastructure integration solutions that link business partners via the web. The

                            E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000

operations of the Company are conducted through two business segments primarily within the continental United States and the United Kingdom. Descriptions of the business segments' services and operations are as follows:

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

Professional Services
      Professional Services provides consulting services in the areas of Network Design and Integration, Security Solutions, and BackOffice(R) Consulting. The Network Design and Integration area provides expert resources as an extension of a client's IT office to assess information, messaging, and connectivity needs, evaluate existing infrastructure architecture for adaptability to change, define and test migration processes, execute and document phased migration procedures for disparate messaging platforms, and prepare enterprise-wide implementation plans. The Security Solutions area provides the ability to exchange sensitive documents and private information securely with confidence and reliability. With Large-Scale Anti-Virus Protection capabilities and e-mail anti-virus filtering, the Company provides full protection for applications, data, messaging, and user systems across entire networks. BackOffice(R) Consulting provides architecture, design, and implementation services. The Company is a Microsoft Solutions Provider Partner and is uniquely qualified to conduct application analysis and development, migration planning and implementation, and support for Windows NT, Windows 2000, Exchange, Systems Management Server (SMS), SNA Server, and Internet/intranet deployment.

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

                            E-SYNC NETWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000


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

The following table presents the Company's business segment financial information, in thousands:

                                           DECEMBER 31, 2000   DECEMBER 31, 1999
                                          -----------------    -----------------
REVENUE:
  Managed services                             $  4,004         $ 3,620
  Professional services                           5,753           3,870
                                               --------        --------
    Total revenues                             $  9,757         $ 7,490
                                               ========        ========
OPERATING INCOME (LOSS):
  Managed services                             $ (3,359)        $(3,788)
  Professional services                          (6,062)         (3,284)
                                               ---------       --------
  Operating income (loss) from segments          (9,421)         (7,072)
  Impairment and restructuring charge
    (professional services)                      (3,734)             --
  Corporate expenses, net                          (225)            (97)
  Interest (expense) income, net                    (52)              6
                                               ---------       --------
    Net earnings (loss)                        $(13,432)        $(7,163)
                                               =========       =========
DEPRECIATION AND AMORTIZATION:
  Managed services                             $    359         $   202
  Professional services                              70              34
  Corporate                                       1,337             292
                                               ---------       --------
    Total depreciation and amortization        $  1,766         $   528
                                               =========       ========

CAPITAL EXPENDITURES:
  Managed services                             $    335         $   927
  Professional services                              64              70
  Corporate                                         608           1,955
                                               ---------       --------
    Total capital expenditures                 $  1,007         $ 2,952
                                               =========       ========



IDENTIFIABLE ASSETS AT:                    DECEMBER 31, 2000   DECEMBER 31, 1999
                                           -----------------   -----------------
  Managed services                            $   2,744             $   2,071
  Professional services                             846                   708
                                              ----------            ---------
    Total assets for reportable segments          3,590                 2,779
  Corporate                                       3,724                14,222
                                              ----------            ---------
    Total assets                              $   7,314             $  17,001
                                              ==========            =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item 9 is incorporated herein by reference from the definitive proxy statement of E-Sync Networks, Inc. to be filed with the Securities and Exchange Commission ("SEC") within 120 days following the end of the Company's fiscal year ended December 31, 2000, or May 1, 2001, relating to its 2000 Annual Meeting of Stockholders.

ITEM 10.  MANAGEMENT REMUNERATION AND TRANSACTIONS

Information required by this Item 10 is incorporated herein by reference from the definitive proxy statement of E-Sync Networks, Inc. to be filed with the Securities and Exchange Commission ("SEC") within 120 days following the end of the Company's fiscal year ended December 31, 2000, or May 1, 2001, relating to its 2000 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item 11 is incorporated herein by reference from the definitive proxy statement of E-Sync Networks, Inc. to be filed with the Securities and Exchange Commission ("SEC") within 120 days following the end of the Company's fiscal year ended December 31, 2000, or May 1, 2001, relating to its 2000 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which is incorporated herein by reference.

                                   PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

                                   EXHIBIT INDEX

Exhibit                                                    Location of exhibit in
Number                 Description                       sequential numbering system
------                 -----------                        ---------------------------

2.1        Agreement and Plan of Merger, dated as          Incorporated by reference
           of September 27, 1999, by and among             from Exhibit 2.1 of
           E-Sync Networks, Inc., Braincraft               Registrant's Form 8-K
           Learning Technologies, Inc., BLT                dated November 8, 1999
           Acquisition Corp., Dan Stechow and
           Kevin Marth.

2.2        Amendment No. 1 to the Agreement and            Incorporated by reference
           Plan of Merger, dated as of November            from Exhibit 2.2 of
           8, 1999, by and among E-Sync Networks,          Registrant's Form 8-K
           Inc., Braincraft Learning                       dated November 8, 1999
           Technologies, Inc., BLT Acquisition
           Corp., Dan Stechow and Kevin Marth.

2.3        Securities Purchase Agreement, dated            Incorporated by reference
           as of January 28, 1999, by and among            from Exhibit 2.1 of
           Wiltek, Inc., Commercial Electronics            Registrant's Form 8-K
           Capital Partnership, L.P., and                  dated January 28, 1999
           Commercial Electronics, L.L.C.

2.4        Stock Purchase Agreement, dated as of           Incorporated by reference
           January 28, 1999, by and among Jay              from Exhibit 2.2 of
           Fitzpatrick, Boris Frenkel, F. Spencer          Registrant's Form 8-K
           Pooley, Commercial Electronics Capital          dated January 28, 1999
           Partnership, L.P. and Commercial
           Electronics, L.L.C

2.5        Stock Purchase Agreement dated as of            Filed herewith
           October 31, 2000, by and among E-Sync
           Networks Inc. and David Mack.

3.1        Articles of Incorporation                       Incorporated by reference
                                                           from Registrant's
                                                           Definitive Proxy Statement
                                                           dated June 23, 1999

3.2        Certificate of Amendment of                     Incorporated by reference
           Certificate of Incorporation setting            from Exhibit 3.2 of
           forth the terms of the "Senior                  Registrant's Form 8-K
           Convertible Series A Preferred Stock,"          dated January 28, 1999
           as filed with the Secretary of the
           State of the State of Connecticut on
           January 26, 1999.

4.1        Certificate of Designations,                    Incorporated by reference
           Preferences and Rights                          from the Registrants form
           of Senior Convertible Series                    10KSB dated December 31,
           B Preferred Stock of E-Sync                     1999
           Networks, Inc.

4.2        Amended and Restated Registration               Incorporated by reference
           Rights Agreement, dated as of                   from the Registrants form
           November 1, 1999, among                         10KSB dated December 31, 1999
           Commercial Electronics Capital
           Partnership, L.P., Commercial
           Electronics, L.L.C., the New
           Purchasers listed therein,
           and E-Sync Networks, Inc.


4.3        Subordinated Term Promissory Note               Incorporated by reference
           dated August 15, 2000 between E-Sync            from the Registrants form
           Networks, Inc. and Michael P. Schulhof          10QSB dated September 30,
                                                           2000

4.4        Subordinated Term Promissory Note               Incorporated by reference
           dated August 15, 2000 between E-Sync            from the Registrants form
           Networks, Inc. and John C. Maxwell              10QSB dated September 30,
                                                           2000

4.5        Transferable Warrants to Purchase               Incorporated by reference
           Common Stock of E-Sync Networks, Inc.           from the Registrants form
           dated August 15, 2000, issued to                10QSB dated


           Michael P. Schulhof                           September 30, 2000

4.6        Transferable Warrants to Purchase             Incorporated by reference
           Common Stock of E-Sync Networks, Inc.         from the Registrants form
           dated August 15, 2000, issued to              10QSB dated September 30,
           John C. Maxwell                               2000


4.7        Accounts Receivable Financing                 Incorporated by reference
           Agreement Between E-Sync Networks,            from the Registrants form
           Inc. and Silicon Valley Bank dated            10QSB dated September 30,
           September 22, 2000.                           2000


4.8        Warrant to Purchase Common Stock of           Incorporated by reference E-Sync
           Networks, Inc dated September from the        Registrants form 22, 2000
           issued to Silicon Valley Bank 10QSB dated     September 30, 2000



4.9        Amended and Restated Convertible Term         Filed herewith
           Promissory Note dated December 22,
           2000, between E-Sync Networks, Inc.
           and CE Capital Partnership, L.P.


4.10       Transferable Warrants to Purchase             Filed herewith
           Common Stock of E-Sync Networks, Inc.
           dated December 22, 2000, issued to CE
           Capital Partnership, L.P.

10.1       Form of Employment Agreement between          Filed herewith
           the Registrant and Michael W.G.Fix

10.3       Office Lease, dated as of March 25,           Incorporated by reference
           1999, between Fairhaven                       from the Registrants form
           Investors Limited Partnership and             10KSB dated December 31,
           Wiltek, Inc.                                  1999


21         List of the Registrant's subsidiaries         Incorporated by reference
                                                         from the Registrants form
                                                         10KSB dated December 31,
                                                         1999


23         Consent of KPMG LLP                           Filed herewith

27         Financial Data Schedule                       Filed herewith

(b) Reports on Form 8-K -None

                                  Signatures

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           E-Sync Networks, Inc.

                                           By:

                                           /s/ Michael W.G. Fix
                                           -----------------------------
                                           Michael W. G. Fix
                                           Chairman of the Board and CEO

                                           /s/ Michael A. Clark
                                           -----------------------------
                                           Michael A. Clark
                                           President and COO

                                           /s/ Thomas Wikander
                                           -----------------------------
                                           Thomas Wikander
                                           Controller (Chief Accounting Officer)

Date:  April 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Michael W.G. Fix                            Date: April 12, 2001
------------------------
Michael W. G. Fix
Chairman

/s/ Michael A. Clark                            Date: April 12, 2001
------------------------
Michael A. Clark
Director

/s/ John C. Maxwell III                         Date: April 12, 2001
------------------------
John C. Maxwell III
Director

/s/ Peter J. Boni                               Date: April 12, 2001
------------------------
Peter J. Boni
Director

/s/ Nathan Gantcher                             Date: April 12, 2001
------------------------
Nathan Gantcher
Director

/s/ Stephen D. Grubbs                           Date: April 12, 2001
------------------------
Stephen D. Grubbs
Director

                                       38