Form 10KSB/A
period 2000-12-31
E SYNC NETWORKS INC
filed 2001-04-30
CIK 107559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

     (Mark One)

     [X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934  (FEE REQUIRED)

     For the fiscal year ended             DECEMBER 31, 2000
                              -------------------------------------------------

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 ( NO FEE REQUIRED)

     For the transition period from
                                   --------------------------------------------

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

                                                     NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                  WHICH REGISTERED

          NONE                                                 NONE
   --------------------                                --------------------

   --------------------                                --------------------

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

       The issuer's revenue for its most recent fiscal year was $9,757,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 10, 2001 was:
                                   $2,115,570

                    THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS


As of April 10, 2001 there were 7,406,420 shares of Common Stock, Par Value $0.01, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

This Amendment No. 1 to E-Sync Networks, Inc. (the "Company") Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, amends Item 9, Item 10,
Item 11 and Item 12 to include information previously intended to be incorporated by reference to the Company's 2001 Proxy Statement. This Amendment is being filed in accordance with General Instruction E (3) to Form 10-KSB.


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following paragraphs set forth E-Sync Networks, Inc. Directors and Executive Officers; the present principal occupation, including position, if any, with the Corporation, age and his business experience during the past five years. The paragraphs below are based in part on information received from the respective individuals and in part from the records of the Corporation.

DIRECTORS


MICHAEL W. G. FIX, 40, is the Chairman of the Board and Chief Executive Officer of the Company. Michael Fix leads the company in its strategic mission to become a leader in its respective markets. Mr. Fix has over 20 years experience in the technology and financial industries, working in Asia, Europe and the US. Most recently, he served as Chairman, CEO and President of industry2industry, inc., a marketplace service provider (MSP) specializing in rapidly deployed dynamic trading technology and related e-services delivered through a unique managed solutions approach. At industry2industry, in just two years, he built the company from its infancy to a well-known company with offices in the US and Europe, along the way obtaining funding from leading investment companies and private investors around the world. In addition, he forged partnerships with global leaders such as SAP based on the innovative vision he put forth for b2b marketplaces and exchanges. Prior to joining industry2industry, Mr. Fix served as COO and global head of sales and customer service at Internet Securities, where he worked to more than triple the company in size. Mr. Fix has also held senior managerial positions at Thomson Financial Services and Knight-Ridder Financial. Mr. Fix was appointed as a Director in December 2000.


MICHAEL A. CLARK, 45, is the President and Chief Operating Officer of E-Sync Networks, Inc. Over the past two decades, Michael has established himself as an industry pioneer, developing and marketing applications of leading-edge technologies and driving business-to-business e-commerce initiatives. From 1999 until he joined the Company in 2000 he was an independent consultant. From 1996 through 1998 he was CEO of NetValue, an early entrant into the online promotion and e-commerce space. Before NetValue, he was President of TSS, Ltd., an operator of an interactive kiosk network. Mr. Clark also served as Managing Director of Citicorp POS, an innovator in database one-to-one marketing. Mr. Clark was appointed as a Director in October 2000.

PETER J. BONI, 55, was the President and Chief Executive Officer of Prime Response, Inc. from 1999 to February 2001, when it merged with Chordiant Software, Inc. From 1998 to 1999, he worked as an independent consultant. In 1993, Mr. Boni joined Bachman Information Systems, where he served as President and Chief Executive Officer until 1998. In 1996, Bachman Information Systems merged with Cadre Technologies and changed its name to Cayenne Software. Cayenne Software was acquired by Sterling Software in 1998. Mr. Boni was appointed as a Director of E-Sync in January 1999.

NATHAN GANTCHER, 60, is former Vice Chairman of CIBC World Markets Corp., the USA section 20 broker dealer of Canadian Imperial Bank of Commerce. From 1997 through 1999, Mr. Gantcher was also a Senior Vice President of CIBC and a member of the CIBC World Markets Executive Board and Co-Chairman of its USA Management Committee. From 1968 until 1997, Mr. Gantcher was employed at Oppenheimer & Co., Inc., where he was named Executive Vice President in 1980 and President and Co-CEO in 1983, which positions he held until Oppenheimer was acquired by CIBC in November 1997. Mr. Gantcher is Chairman of the Board of Trustees of Tufts University. He is a member of the Board of Overseers at the Columbia University School of Business and Chairman of its Nominating Committee. Mr. Gantcher is also a member of the Council on Foreign Relations, Director of Neuberger Berman, a Director of Mack-Cali Realty Corp., a Senior Advisor of RRE Investors, and a former governor of the American Stock Exchange. Mr. Gantcher was appointed as a Director of E-Sync in January 1999.

STEPHEN D. GRUBBS, 49, currently is Chief Executive Officer of Optimum Media Direction, USA, a global media services company and a subsidiary of Omnicom, Inc. From May 1977 through March 2000, Mr. Grubbs was employed by BBDO, Inc., most recently as Executive Vice President, National Broadcast Buying. After joining BBDO in 1977, Mr. Grubbs was appointed Director of National TV Buying and Program Development in 1986. In 1995, he was named a member of the Board of Directors of BBDO New York and was elected Executive Vice President in 1996. Mr. Grubbs serves on the Board of Directors of Advertising Information Services and is a former Chairman of the

American Association of Advertising Agencies' Network TV Committee. Mr. Grubbs was appointed as a Director of E-Sync in May 1999.

JOHN C. MAXWELL, III, 41, is the Managing Director of the New York based venture fund CECAP. From 1996 to 1997, he was the Vice President of Business Development and Market Research for the Advanced Technology and Corporate Development Group of Compaq Computer Corporation where he headed mergers and acquisitions, and established Compaq's venture capital effort. Prior to joining Compaq, Mr. Maxwell was Managing Director of the Research/Investment Banking Boutique at SoundView Financial Group, where he served from 1990 to 1996. He also served as Vice President for Dillon Read & Co., one of Wall Street's leading investment banking firms. Mr. Maxwell serves on the Board of Directors of E-Certify, PCSat, and CompuCom Systems, Inc. Mr. Maxwell was the Chairman of the Board from January 28, 1999 through December 31, 2000. Also, from January 28, 1999 through February 10, 2000, Mr. Maxwell served as Chief Executive Officer of E-Sync.

The directors term expires at the 2001 Annual Meeting.

The Corporation's policy is to pay $1,000 (plus reimbursement for travel expenses) cash compensation to members of the Board for serving as a Director and for their attendance at each regularly scheduled Board meeting. No additional compensation is paid for attendance at Committee meetings.

Directors who are not employees of the Corporation also are eligible to participate in the Corporation's 1999 Long-Term Incentive Plan (the "1999 Plan"). Under the 1999 Plan, each non-employee Director receives an initial grant of an option upon first being elected or appointed to the Board of Directors to purchase 20,000 shares of Common Stock. The 1999 Plan also provides for an annual grant, to each non-employee Director (who has served for at least six months as a Director) of an option to purchase 20,000 shares of Common Stock. All of such options granted to non-employee Directors shall have an exercise price equal to the fair market value of the Common Stock on the date of the grant, shall have a term of ten years, and shall become exercisable on the first anniversary of the grant date; provided, that the Director receiving the grant must serve as a Director until the next subsequent Annual Meeting of Shareholders in order for the options to vest.

In addition to the foregoing standard plans and arrangements used to compensate the Corporation's directors, Mr. Maxwell, who provided the Corporation with a material amount of services during 1999 as a non-employee Chairman of the Board during the period prior to the hiring of the Corporation's new Chief Executive Officer, was granted a non-qualified stock option under the Corporation's 1999 Long-Term Incentive Plan to purchase 50,000 shares of the Corporation's Common Stock at a price of $4.20 per share.


EXECUTIVE OFFICERS

The following table lists information regarding the current executive officers of the Corporation:



NAME                    POSITION                                          AGE


Michael W.G. Fix        Chief Executive Officer                           40

Michael A. Clark        President and Chief Operating Officer             45

Philip S. Baden         Vice President - Professional Services            34


Executive officers are elected until the next annual meeting of the Board of Directors and until their respective successors are elected and qualified. Biographical information with respect to Mr. Fix and Mr. Clark are set forth above.

PHILIP S. BADEN joined the Company in 1999. As Vice-President, Professional Services he is responsible for managing a team of talented industry leaders in the provision of expert e-commerce services to clients nationwide. Mr. Baden comes to E-Sync Networks with a decade of experience as a leader in managing technical and service delivery teams. He joined ENTEX Information Services as Technical Services Director in 1997, eventually becoming General Manager, then Director of Outsourcing, Northeast, with responsibility for 200 employees and $50 million in outsourcing revenue. Prior to his work at ENTEX, he was Northeast Operations Manager, Xerox Account, for EDS. Mr. Baden holds a Bachelor of Arts degree from the University of Connecticut.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and 10% beneficial owners of any class of equity securities of the Corporation to file certain reports concerning their ownership of the Corporation's equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Corporation during its most recently completed fiscal year, and Forms 5 and amendments thereto furnished to the Corporation with respect to its most recently completed fiscal year, the directors, officers and beneficial owners of 10% or more of any class of the Corporation's securities which failed to make the requisite filings on a timely basis are set forth below.

On April 4, 2000, Michael Clark received a grant of options to purchase 50,000 shares of Common Stock. On May 24, 2000, Philip Baden received a grant of options to purchase 10,000 shares of Common Stock, and Michael Clark received a grant of options to purchase 50,000 shares of Common Stock. On December 8, 2000, Philip Baden received a grant of options to purchase 13,645 shares of Common Stock, and Michael Fix became a Director and Chief Executive Officer of the Corporation. Forms 5 reporting each of these events were filed by those individuals on February 14, 2001. John C. Maxwell, III failed to file timely a Form 4 to report the acquisition of a warrant exercisable for 15,000 shares of Common Stock on August 15, 2000. Michael P. Schulhof failed to file timely a Form 4 to report the acquisition of a warrant exercisable for 15,000 shares of Common Stock on August 15, 2000. Commercial Electronics Capital Partnership, L.P. ("CECAP") failed to file timely a Form 4 to report its acquisition of a warrant exercisable for 108,600 shares of Common Stock on December 22, 2000. Each of Electronics Investments, L.L.C. ("EI"), the General Partner of CECAP, and Michael P. Schulhof, the Managing Member of El, also failed to file timely a Form 4 to report such transaction. Forms 5 for the aforesaid transactions were not filed with respect to the fiscal year ended December 31, 2000.

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth information with respect to cash compensation, paid or accrued by the company for the years ended December 31, 2000, 1999, and 1998:

                               Annual Compensation
                           Summary Compensation Table

                                                                                                                Long Term
                                                           Annual Compensation                                 Compensation
                                  ---------------------------------------------------------------------      -----------------
                                                                                             All Other        Shares of Common
                                                                                              Annual         Stock Underlying
          Name and                                                                         Compensation        Options (#)
     Principal Position           12 Months Ended           Salary ($)       Bonus ($)          (1)                 (2)
     ------------------           ---------------           ----------       ---------     ------------      -----------------
Michael W.G. Fix,
Chairman and CEO (3)              December 31, 2000           15,000             -               -             736,914 (15)

Michael A. Clark,
President and COO (4)             December 31, 2000          135,000                                           157,436 (15)

John C. Maxwell, III,             December 31, 2000           -                  -               -              20,000 (6)
Chairman (5)                      December 31, 1999           -                  -               -              70,000 (5)(6)

Jonathan Rubin,
President and CEO (7)             December 31, 2000          241,000                           5,400           (7)

David S. Teitelman,               December 31, 2000          194,400                           4,350                -
President (8)                     December 31, 1999          168,000        44,938 (9)         9,118                -
                                  December 31, 1998          168,000        55,583 (10)        6,531           50,000 (13)

Frank J. Connolly Jr.,
Chief Financial Officer           December 31, 2000          202,500         6,250             6,900          107,436 (15)

Philip S. Baden,                  December 31, 2000          150,335                                           72,876 (15)
Vice President, Professional      December 31, 1999          111,630         5,222 (9)           -             40,000 (14)
Services (11)                     December 31, 1998           -                  -               -                  -

Andrew Lee ,Vice President        December 31, 2000          103,700        15,000               -
Managed Services (12)

Nathan Gantcher, Director         December 31, 2000           -                  -               -             20,000 (6)
                                  December 31, 1999           -                  -               -             20,000 (6)

Stephen D. Grubbs, Director       December 31, 2000           -                  -               -             20,000 (6)
                                  December 31, 1999           -                  -               -             20,000 (6)

Peter J. Boni, Director           December 31, 2000           -                  -               -             20,000 (6)
                                  December 31, 1999           -                  -               -             20,000 (6)

         --------------------

(1)      Represents compensation related to automobile allowance.
(2) All options expire on the earlier of the expiration date or 90 days from the termination of employment with the Company.
(3)      Michael W.G. Fix joined the Company in December 2000.
(4) Michael A. Clark, joined the Company, in March 2000. Mr. Clark was appointed President and COO in October 2000.
(5) John C. Maxwell, III served as Chairman from January 1999 through December 2000. He also was the CEO from January 1999 through February 2000. Mr. Maxwell was granted 50,000, fully vested options to purchase the Company's Common Stock, at an exercise price of $4.20 for services as CEO.
(6) Non-Employee Directors were granted 20,000 options to purchase the Company's common stock under the Company's 1999 Long Term Incentive Plan, exercisable one year from the grant date, in each of the years ended December 31, 2000 and 1999 at an exercise price of $6.00 and $4.125, respectively.
(7) Jonathan Rubin served as the President and CEO from February 2000 through October 2000. Mr. Rubin was granted 752,076 options to purchase the Company's common stock. These options were canceled upon Mr. Rubin's termination.
(8) David Teitelman served as CEO from 1995 through January 1999. Mr. Teitelman served as President through January 2000. Mr. Teitelman terminated employment in June 2000.
(9)      Represents amounts accrued in 1999 but paid in 2000.
(10)     Represents fair market value of stock issued to Mr. Teitelman in 1998.
(11)     Philip S. Baden joined the Company in April 1999.
(12)     Andrew Lee terminated employment in September 2000.
(13)     Represents options exercised during 2000 at a price of $0.87 per share.
(14) Represents options to purchase Common stock at a price of $4.20 per share. The options are exercisable ratably over three years and expire on December 9, 2009.
(15) The following summarizes the fair value of option grants at date of grant computed based upon the difference between the exercise price and last reported trading price as of the grant date:


       Name and Position                        Number of Shares
                                                Underlying Options              Dollar Value
                                                ------------------              ------------
       Michael W.G. Fix, Chairman and CEO             736,914                       (a)

       Michael A. Clark, President                    100,000                       (a)
       and COO                                         57,436                     $35,000

       Frank J. Connolly Jr.,                          50,000                       (a)
       Chief Financial Officer.                        57,436                     $35,000

       Philip S. Baden,                                10,000                       (a)
       Vice President, Professional                    62,876                     $48,830
       Services

         (a) Exercise price was equal to or exceeded the last reported trading at date of grant

         -----------------------

The following table summarizes individual option grants during the year ended December 31, 2000:

                                                     Option Grants in Last Fiscal Year
                                                                  Individual Grants
--------------------------------------------------------------------------------------------------------------------
          (a)                       (b)                   (c)               (d)                              (e)
                            Number of Shares of        % of Total
                               Common Stock         Options Granted                    Market Price
                            Underlying Options      to Employees in      Exercise       At Date of        Expiration
Name                            Granted (#)               2000             Price           Grant            Date(1)
                                                                         ($/Share)       ($/Share)
-------------------         -------------------     ---------------      ---------     ------------       ----------
Michael W.G Fix                 736,914(3)               27.73%            $0.97            (2)           12/1/2010

Michael A. Clark                 50,000(4)               1.88%             $6.38            (2)           3/27/2010
                                 50,000(4)               1.88%             $6.38            (2)           5/24/2010
                                 57,436(5)               2.16%             $0.20           $0.81          1/16/2011

Frank J. Connolly Jr.            50,000(4)               1.88%             $6.38            (2)           5/24/2010
                                 57,436(5)               2.16%             $0.20           $0.81          1/16/2011

Philip S. Baden                  10,000(4)               0.38%             $6.38            (2)           5/24/2010
                                 49,231(5)               1.85%             $0.20           $0.81          1/16/2011
                                 13,645(5)               0.51%             $0.46           $1.84          11/16/2001

           --------------------

(1) All options expire on the earlier of the expiration date or 90 days from the termination of employment with the Company.
(2)      Exercise price was equal to the market price as of the grant date.
(3) Approximately 246,000 shares vest in January 2001, with the balance of approximately 491,000 shares vesting over three years.
(4) The options are exercisable ratably over three years from the date of grant.
(5)      The options are fully exercisable upon issuance.

           --------------------


                                          Aggregated Option Exercises in Last
                                          Fiscal Year and FY-End Option Values

                                                           Number of Shares of Common        Value of Unexercised
                                                          Stock Underlying Unexercised      In-the-Money Options at
                             Shares                          Options at FY-End (#)             FY-End ($) (1)
                            Acquired                            Exercisable/                   Exercisable/
                               on            Value              ------------                   ------------
          Name            Exercise (#)    Realized ($)          Unexercisable                  Unexercisable
          ----            ------------    ------------          -------------                  -------------
David S. Teitelman           50,000         $289,000                 0/0                           $0/$0

Michael W.G. Fix               -               -               246,000/491,000                     $0/$0

Michael A. Clark               -               -                57,436/100,000                   $35,0000/$0

Frank J. Connolly, Jr.         -               -                57,436/130,000                   $35,0000/$0

Philip S. Baden                -               -                 76,209/36,667                   $34,8000/$0

(1)      Based on a closing price of $0.81 per share on December 31, 2000.

           --------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of April 25, 2001, certain information regarding (a) each person who is known by the Corporation to be the beneficial owner of 5% or more of any class of the Corporation's voting securities, and (b) Management, including each director and nominee for director, each executive officer as of April 25, 2001, and all officers and directors as a group.


                                  Common Stock

                     Name and Address of                         Amount and Nature of                       % of
                       Beneficial Owner                          Beneficial Ownership                     Class (1)
                       ----------------                          --------------------                     ---------
Commercial Electronics Capital Partnership, L.P.                       1,295,040 (3)                         15.1%
           c/o Commercial Electronics, L.L.C.
           375 Park Avenue, Suite 1604
           New York, New York 10152

           Electronics Investments, L.L.C.                             1,295,040 (4)                         15.1%
           c/o Commercial Electronics, L.L.C.
           375 Park Avenue, Suite 1604
           New York, New York 10152

           Commercial Electronics, L.L.C.                              4,421,279 (5)                         41.8%
           375 Park Avenue, Suite 1604
           New York, New York 10152

           Michael P. Schulhof                                         5,788,137 (6)                         50.8%
           c/o Commercial Electronics, L.L.C.
           375 Park Avenue, Suite 1604
           New York, New York 10152

           Viventures FCPR                                             681,818 (7)                            8.0%
           1, Place Carpeaux
           F 92915 Paris La Defense, Cedex
           France

           John C. Maxwell, III                                        331,181 (8)(9)                         4.1%
           c/o Commercial Electronics, L.L.C.
           375 Park Avenue, Suite 1604
           New York, New York  10152

           Peter J. Boni                                               72,000 (8)(10)                            *
           c/o Prime Response, Inc.
           150 Cambridge Park Drive
           Cambridge, Massachusetts  02140

           Stephen D. Grubbs                                           40,000 (8)(11)                            *
           c/o BBDO New York
           1285 Avenue of the Americas
           New York, New York  10019

           Nathan Gantcher                                             40,000 (8)(11)                            *
           c/o HPB Assoc.
           65 East 55th Street
           30th Floor
           New York, New York  10022

                     Name and Address of                         Amount and Nature of                       % of
                       Beneficial Owner                          Beneficial Ownership                     Class (1)
                       ----------------                          --------------------                     ---------
           Jonathan Rubin                                                    0 (12)                             0
           55 Thankful Stow Road
           Guilford, Connecticut  06437

           David S. Teitelman                                          151,000 (13)                           1.9%
           11 Stonegate Road
           Hopkinton, Massachusetts 01748

           Philip S. Baden                                             112,876 (14)(15)                       1.4%
           45 Skyview Drive
           Stamford, Connecticut  06902

           Andrew Lee                                                        0 (16)                             0
           1455 Washington Blvd., Unit 314
           Stamford, Connecticut  06902

           Frank J. Connolly, Jr.                                      187,436 (17)                           2.3%
           45 Fara Drive
           Stamford, Connecticut  06905

           Michael A. Clark                                            157,436 (8)(14)(18)                    2.0%
           20 Hill Street
           Milford, Connecticut 06460

           Michael W.G. Fix                                            736,914 (8)(14)(19)                    8.6%
           28 East 73rd Street
           Penthouse A
           New York, New York 10021

           All executive officers and directors as a group           1,490,407 (20)                          16.4%
           (7 persons)


                   Senior Convertible Series A Preferred Stock


Commercial Electronics Capital Partnership, L.P.                              250,000(2)                     25.0%
           c/o Commercial Electronics, L.L.C.
           375 Park Avenue, Suite 1604
           New York, New York 10152

           Electronics Investment, L.L.C.                                     250,000(21)                    25.0%
           c/o Commercial Electronics, L.L.C.
           375 Park Avenue, Suite 1604
           New York, New York 10152

           Commercial Electronics, L.L.C.                                     750,000(2)                     75.0%
           375 Park Avenue, Suite 1604
           New York, New York 10152

           Michael P. Schulhof                                             1,000,000(22)                    100.0%
           c/o Commercial Electronics, L.L.C.
           375 Park Avenue, Suite 1604
           New York, New York 10152

           All executive officers and directors as a group (7                  0                                0
           persons)

                   Senior Convertible Series B Preferred Stock

           Commercial Electronics, L.L.C.                                   863,636 (2)                      60.4%
           375 Park Avenue, Suite 1604
           New York, New York 10152

            Michael P. Schulhof                                             920,454 (23)                     64.4%
           c/o Commercial Electronics, L.L.C.
           375 Park Avenue, Suite 1604
           New York, New York 10152

           John C. Maxwell, III                                              68,181 (2)                       4.8%
           c/o Commercial Electronics, L.L.C.
           375 Park Avenue, Suite 1604
           New York, New York  10152

           Viventures FCPR                                                  681,818 (24)                     32.3%
           1, Place Carpeaux
           F 92915 Paris La Defense, Cedex
           France

           Philippe and Feront C. Brawerman                                 219,154 (2)                      15.3%
           Chemin De La Waronche, 1
           1471 Loupoigne
           Belgium

           SDJ Investments, LLC                                             108,941 (2)                       7.6%
           424 Pine Street
           Philadelphia, Pennsylvania 19106

           Graham Partners, L.P.                                            113,637 (2)                       7.9%
           200 Park Avenue
           Suite 3900
           New York, New York 10166

           All executive officers and directors as a group                   68,181                           4.8%
           (7 persons)

           --------------------

*        Less than one percent.

(1) In each case where shares of Common Stock subject to warrants, options or preferred shares are included as being beneficially owned by an individual or entity, the percentage of such shares owned by such individual or entity is calculated as if such warrants, options or preferred shares have been exercised or converted prior to such calculation.
(2)      Directly owned by such individual or entity.
(3) Comprised of 550,040 shares of Common Stock, 625,000 shares of Common Stock acquirable upon the conversion of Series A Preferred Stock, and 120,000 shares of Common Stock acquirable upon the exercise of warrants.
(4) Comprised of the shares of Common Stock beneficially owned by Commercial Electronics Capital Partnership, L.P. ("CECAP"). Electronics Investment, L.L.C. ("EI") is the general partner of CECAP.
(5) Comprised of 1,682,643 shares of Common Stock, 1,875,000 shares of Common Stock acquirable upon the conversion of Series A Preferred Stock, and 863,636 shares of Common Stock acquirable upon the conversion of Series B Preferred Stock.
(6) Comprised of the 2,232,683 shares of Common Stock directly owned by CECAP and Commercial Electronics, L.L.C. ("CE"), 2,500,000 shares of Common Stock acquirable by CECAP and CE upon the conversion of Series A Preferred Stock, 120,000 shares of Common Stock acquirable by CECAP upon the exercise of warrants, 863,636 shares of Common Stock acquirable by CE upon the conversion of Series B Preferred Stock, 56,818 shares of Common Stock acquirable by Mr. Schulhof upon the conversion of Series B Preferred Stock, and 15,000 shares of Common Stock acquirable by Mr. Schulhof upon the exercise of warrants. Mr. Schulhof is the manager of both EI and CE (as well as an investor therein).
(7) Comprised of 681,818 shares of Common Stock acquirable upon conversion of 681,818 shares of Series B Preferred Stock, which shares of Series B Preferred Stock are acquirable in exchange for 3,000,000 preference shares of E-Sync Networks (UK) Ltd., a subsidiary of the Corporation.
(8)      A director of the Corporation.
(9) Mr. Maxwell served as CEO of the Corporation from January 1999 through February 2000. Comprised of 158,000 shares of Common Stock directly owned, 90,000 shares of Common Stock acquirable upon the exercise of options, 15,000 shares of Common Stock acquirable upon the exercise of warrants, and 68,181 shares of Common Stock acquirable upon the conversion of Series B Preferred Stock.
(10) Comprised of 32,000 shares of Common Stock directly owned and 40,000 shares of Common Stock acquirable upon the exercise of options.
(11) Comprised of 40,000 shares of Common Stock acquirable upon the exercise of options.
(12) Mr. Rubin served as CEO of the Corporation from February 2000 through October 2000.
(13) Comprised of 151,000 shares of Common Stock directly owned (including shares owned jointly with his wife). Mr. Teitelman served as an executive officer of the Corporation through June 2000.
(14)     An executive officer of the Corporation.
(15) Comprised of 112,876 shares of Common Stock acquirable upon the exercise of options.
(16) Mr. Lee served as an executive officer of the Corporation from February 2000 through August 2000.
(17) Mr. Connolly served as an executive officer of the Corporation from October 1999 through January 2001. Comprised of 187,436 shares of Common Stock acquirable upon the exercise of options.
(18) Comprised of 157,436 shares of Common Stock acquirable upon the exercise of options.
(19) Comprised of 736,914 shares of Common Stock acquirable upon the exercise of options.
(20)     See footnotes (9), (10), (11), (15), (18) and (19) above.
(21) Comprised of shares of Series A Preferred Stock directly owned by CECAP.
(22) Comprised of shares of Series A Preferred Stock directly owned by CECAP and CE.

(23) Comprised of 56,818 shares of Series B Preferred Stock directly owned and 863,636 shares of Series B Preferred Stock directly owned by CE.
(24) Comprised of 681,818 shares of Series B Preferred Stock acquirable in exchange for 3,000,000 preference shares of E-Sync Networks (UK) Ltd., a subsidiary of the Corporation.

                               -----------------

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

During August 2000, the Company received $500,000 in connection with the issuance of a subordinated term note payable to John C. Maxwell, Chairman of the Board, due on August 15, 2001. The note bears an interest rate of 12% per annum. The principal balance is payable at maturity, however, in the event the Company receives proceeds in excess of $3,000,000 from the sale of securities, the holder may demand prepayment of all or any part of the then outstanding balance. In connection with the issuance of this note the Company issued warrants to purchase 15,000 shares of the Company's common stock at exercise prices ranging from $3.85 to $5.50 per share. The warrants are transferable and expire on August 15, 2005.

On January 28, 1999, Commercial Electronics Capital Partnership, L.P. ("CECAP"), and a related entity, Commercial Electronics, L.L.C. ("CE", and collectively with CECAP, "Purchaser"), purchased 732,160 shares of Common Stock from three retiring directors of the Corporation at $.85 per share. In connection therewith, the Purchaser also purchased from the Corporation (i) 1,000,000 shares of Series A Convertible Preferred Stock, and (ii) a warrant to purchase up to 1,500,000 shares of the Corporation's Common Stock for 18 months at a price of $1.00 per share, for an aggregate cash consideration paid to the Corporation of $3,000,000. The Purchaser exercised the warrants during 1999. The Series A Convertible Preferred Stock is convertible into Common Stock at any time at the option of the holder on the basis of 2.5 shares of Common Stock for each share of Series A Convertible Preferred Stock.

In connection with the aforementioned transaction, the Purchaser became the beneficial owner of 4,732,160 shares of the Corporation's authorized Common Stock, representing (at the time) approximately 59% of the Corporation's outstanding Common Stock (assuming the conversion of Purchaser's Preferred Stock into Common Stock and the full exercise of the Purchaser's warrant to purchase Common Stock). Such beneficial ownership, along with the fact that the Purchaser's designees currently constitute a majority of the Corporation's Board of Directors, and the fact that the Purchaser has the contractual right to retain control of the Corporation's Board of Directors, constituted a change in control of the Corporation from the retiring directors to the Purchaser and their director nominees.

In the fourth quarter of 1999, the Corporation issued 1,590,909 shares of Series B Convertible Preferred Stock at $4.40 per share, and the Corporation's U.K. subsidiary issued 3,000,000 preference shares, which preference shares are exchangeable at the option of the holder thereof, at any time, for 681,818 additional shares of the Corporation's Series B Convertible Preferred Stock. The Corporation (including its U.K. subsidiary) received aggregate cash proceeds of $9.985 million from such sales, net of offering costs ($10 million of gross proceeds). All shares of such Series B Convertible Preferred Stock were sold for a price of $4.40 per share. See "Security Ownership of Certain Beneficial Owners and Management - Senior Convertible Series B Preferred Stock" for a list of officers, directors and beneficial owners of 5% or more of any class of the Corporation's equity securities participating in such transaction.

Any holder of Series B Convertible Preferred Stock shall have the right, at its option, at any time and from time to time, to convert any or all of such holder's shares of Series B Convertible Preferred Stock into shares of Common Stock. Upon the third anniversary of the Issue Date, each outstanding share of Series B Convertible Preferred Stock, or if earlier, the transfer of any shares of Series B Convertible Preferred Stock by an initial holder to any person other than an affiliate of such initial holder, such shares shall automatically be converted into shares of Common Stock.

Each share of Series B Convertible Preferred Stock entitles the holder thereof to vote on each of the matters entitled to be voted on by holders of Common Stock, voting together as a single class with other shares entitled to vote thereon. Unless the consent or approval of a greater number of shares shall then be required by law, the affirmative vote of the holders of at least a majority of the outstanding shares of Series B Convertible Preferred Stock, voting as a single class, shall be necessary to (i) authorize, increase the authorized number of shares of, or issues any shares of any class of Senior Stock, (ii) amend, alter or repeal the Certificate of Incorporation so as to affect the shares of Series B Convertible Preferred Stock adversely, (iii) authorize or issue any security convertible into Senior Stock or (iv) effect an Extraordinary Event (as defined therein). The preference shares issued by E-Sync U.K. (i) have no voting rights (other than with respect to the winding up of E-Sync U.K. and altering the rights of such shares), (ii) have a priority in payment on a winding up of E-Sync U.K., (iii) are not entitled to dividends, (iv) are non-transferable, and (v) are redeemable on November 5, 2009. In the event of any liquidation or winding up of the Corporation, holders of Series A and B Convertible Preferred Stock will be entitled to an amount equal to the applicable purchase price per share, plus any accrued but unpaid dividends, before any amounts are paid on behalf of the Corporation's Common Stock.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            E-Sync Networks, Inc.
                                            By:

                                            /s/ Michael A. Clark
                                            -----------------------------------
                                              Michael A. Clark
                                              President and COO
Date:  April 30, 2001