Form 10QSB
period 2001-03-31
E SYNC NETWORKS INC
filed 2001-05-15
CIK 107559

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


     (Mark one)
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


         [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                                THE EXCHANGE ACT


For the transition period from                        to
                               ----------------------    -----------------------

Commission file number               0-2401
                       ---------------------------------------------------------

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

                       35 Nutmeg Drive, Trumbull, CT 06611
                ------------------------------------------------
                    (Address of principal executive offices)
                                 (203) 601-3000
                ------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

             State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                Class                                 Outstanding at May 1, 2001
     ---------------------------                      --------------------------
     Common Stock Par Value $.01                           7,406,420 shares
Series A Preferred Stock No Par Value                      1,000,000 shares
Series B Preferred Stock No Par Value                      2,352,727 shares


                Transitional Small Business Disclosure Format

                          Yes           No  X
                              ----         ----

                              E-Sync Networks, Inc.

                                      Index

                                                                             Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited):

         Condensed Consolidated Balance Sheet at March 31, 2001                  3

         Condensed Consolidated Statements of Operations
              For the Three Months Ended March 31, 2001 and 2000                 4

         Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2001 and 2000                 5

         Notes to Condensed Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              11


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                              14

Item 6.  Exhibits and Reports on Form 8-K                                       14

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

                              E-SYNC NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     --------------------------------------
                 (in thousands, except share and per share data)


                                                                                                    MARCH 31,
                                                                                                      2001
                                                                                                   -----------
                                                                                                   (unaudited)
                                     ASSETS

Current Assets:
  Cash and cash equivalents.....................................................................   $      619
  Accounts receivable, less allowance for doubtful accounts of $197.............................        1,285
  Other current assets..........................................................................           87
                                                                                                   ----------

       Total current assets.....................................................................        1,991

Equipment, net..................................................................................        3,562
Other assets....................................................................................          234
                                                                                                   ----------

       Total assets.............................................................................   $    5,787
                                                                                                   ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable   ..............................................................................   $    1,894
  Obligations under capital leases, current portion.............................................           49
  Accounts payable..............................................................................        1,356
  Accrued expenses..............................................................................          917
  Medical benefits obligation, current portion..................................................           33
  Deferred revenue..............................................................................          111
                                                                                                   ----------
       Total current liabilities................................................................        4,360
Obligations under capital leases, less current portion..........................................            8
Medical benefits obligation, less current portion...............................................          214
                                                                                                   ----------
Total liabilities...............................................................................        4,582

Stockholders' Equity:
Convertible Preferred Stock, par value $.01 per share, 10,000,000 shares authorized
  Series A -  1,000,000 shares issued and outstanding ..........................................           10

  Series B -  2,352,727 shares issued and outstanding ..........................................           23
Common Stock, stated value $.01 per share,  50,000,000 shares authorized, 8,382,575
  shares issued and outstanding                                                                            84
Additional paid in capital......................................................................       28,977
Accumulated deficit.............................................................................      (26,673)
Less treasury stock at cost, 992,565 shares.....................................................       (1,216)
                                                                                                   ----------
       Total Stockholders' Equity...............................................................        1,205
                                                                                                   ----------

       Total liabilities and stockholders' equity...............................................   $    5,787
                                                                                                   ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                              E-SYNC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                ------------------------------------------------
                 (in thousands, except share and per share data)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                       ----------------------------------------------
                                                                              2001                        2000
                                                                       ------------------          ------------------
                                                                                         (unaudited)
  REVENUES:
     Managed services...............................................   $            1,287          $            1,191
     Professional services..........................................                1,028                       1,349
                                                                       -------------------         --------------------
          Total revenues............................................                2,315                       2,540

  COST OF SALES:
     Managed services...............................................                1,089                         929
     Professional services..........................................                1,039                       1,268
                                                                       -------------------         --------------------
          Total cost of sales.......................................                2,128                       2,197

  GROSS MARGIN:
     Managed services...............................................   $              198          $              262
     Professional services..........................................                  (11)                         81
                                                                       -------------------         --------------------
          Total gross margin........................................                  187                         343

  OPERATING EXPENSES:
     Sales and marketing ...........................................                  400                          668
     General and administrative ....................................                  734                          991
     Product development ...........................................                   94                          385
     Non-cash compensation..........................................                  305                          102
                                                                       -------------------         --------------------
          Total Operating Expenses..................................                1,533                        2,146
                                                                       -------------------         --------------------
     Loss from Operations...........................................               (1,346)                      (1,803)

  OTHER INCOME (EXPENSE):
     Other income (expense), net....................................                    1                           (4)
     Interest expense...............................................                 (183)                          (7)
     Interest income................................................                   10                          105
                                                                       -------------------         --------------------
          Total other income (expense)..............................                 (172)                          94
                                                                       -------------------         --------------------

  NET LOSS..........................................................   $           (1,518)         $            (1,709)
                                                                       ===================         ====================


  BASIC AND DILUTED NET LOSS PER SHARE..............................   $            (0.22)         $             (0.26)
                                                                       ===================         ====================

  WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC AND DILUTED
  NET LOSS PER SHARE................................................             6,822,678                    6,689,983
                                                                                 =========                    =========

See accompanying notes to unaudited condensed consolidated financial statements.

                              E-SYNC NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                  THREE MONTHS ENDED
                                                                                           MARCH 31, 2001    MARCH 31, 2000
                                                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                               $       (1,518)   $       (1,709)
    Adjustments to reconcile net loss to net cash used in operating activities
           Depreciation and amortization .............................................                237               419
           Amortization of loan discount .............................................                129                --
           Non-cash compensation .....................................................                305               102
           Changes in operating assets and liabilities:
               Accounts receivable ...................................................                 98              (793)
               Other current assets ..................................................                 31              (140)
               Accounts payable and accrued expenses .................................               (443)             (712)
                                                                                           --------------    --------------
           NET CASH USED IN OPERATING ACTIVITIES .....................................             (1,161)           (2,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures ......................................................                (39)             (763)
                                                                                           --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES ................................................                (39)             (763)
                                                                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from notes payable ...............................................                 55                --
           Payments on bank loan .....................................................                 (5)               (4)
           Proceeds from exercise of stock options ...................................                  4                76
           Payments under capital lease obligations, net .............................                 (2)              (23)
                                                                                           --------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............................................                 52                49
                                                                                           --------------    --------------

Net decrease in cash and cash equivalents ............................................             (1,148)           (3,547)

Cash and cash equivalents at beginning of period .....................................              1,767             7,182
                                                                                           --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................................     $          619    $        3,635
                                                                                           ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Cash paid during the period for:
           Interest ..................................................................     $            2    $            7
                                                                                           ==============    ==============
           Income Taxes ..............................................................     $           --    $            4
                                                                                           ==============    ==============


See accompanying notes to unaudited condensed consolidated financial statements.

                              E-SYNC NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (unaudited)


1. ORGANIZATION AND BASIS OF ACCOUNTING

The condensed consolidated balance sheet as of March 31, 2001, and the related condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000 and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of March 31, 2001, and for the three months then ended, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company continues to incur substantial net losses and negative operating cash flow, revenues have been insufficient to cover costs of operations for the three months ended March 31, 2001. The Company has a working capital deficit of $2.4 million and an accumulated deficit of $26.7 million. Management believes the Company's ability to continue as a going concern is dependent upon its ability, among other things, to obtain additional financing and to achieve increased revenue to generate sufficient cash flow to meet its obligations on a timely basis. Our Annual Report on Form 10KSB for the year ended December 31, 2000 included a report from our independent auditors containing an explanatory paragraph stating that we have recurring losses from operations, have a working capital deficiency and an accumulated deficit that raise substantial doubt about our ability to continue as a going concern.

On May 7, 2001 the Company entered into a letter of intent ("LOI") to commence negotiating a definitive merger agreement (the "Agreement") with SpaceLogix, Inc. As one of the conditions for execution of the definitive merger agreement, SpaceLogix will provide one or more bridge loans to E-Sync of at least $1,050,000, which would be converted into common stock upon consummation of the merger. Additionally, SpaceLogix would agree in the definitive merger agreement to cause its investment banker to undertake an additional best efforts to raise equity capital of $2,000,000 to $3,500,000 for the merged entity.

Upon the consummation of the merger, (i) SpaceLogix would merge into a subsidiary of E-Sync, (ii) E-Sync stockholders would retain their currently outstanding securities in E-Sync, and (iii) SpaceLogix' stockholders would receive the following consideration:

      - First, that number of shares of E-Sync's common stock equal to the sum of (x) 6,000,000 plus (y) that number of shares equal to the quotient of the amounts bridge loaned by SpaceLogix to E-Sync divided by 80% of the 5 day average closing price for the immediately prior 5 day period from the date of the respective loan;

      -     Second, 1,200,000 shares of a new series C preferred stock, which
            (x) if, within 120 days of the consummation of the merger, the combined company is able to complete a private placement of a minimum of $2 million of new equity capital (the "Private Placement"), in addition to the amount previously bridge loaned, would convert into an aggregate amount of 12,000,000 shares of E-Sync's common stock, and (y) if the Private Placement is not consummated within 120 days of the merger, would instead be thereafter redeemed for an aggregate cash consideration of $600,000; and

      - Third, warrants to acquire 5,500,000 shares of E-Sync common stock, with an exercise price equal to 85% of the average closing price of E-Sync's common stock over the five trading days prior to the date the definitive merger agreement is executed, the exercisability of which would be subject to the merged entity meeting the following performance criteria:

                  - (i) 1,833,000 shall be exercisable at such time as E-Sync has increased monthly gross margin on sales above the level recorded at April 30, 2001 by $100,000 for three consecutive months, (ii) 1,833,000 shall be exercisable at such time as E-Sync has net after tax income (but excluding any goodwill amortization charges arising by virtue of the merger) for a period of three consecutive months and (iii) 1,834,000 shall be exercisable at such time as the balance sheet current ratio will exceed 1:1 for a period of three consecutive months commencing not earlier than November, 2001.

The execution of any such Agreement would be subject to the satisfactory completion of each Party's ongoing investigation of the other Party's business, and would also be subject to approval by the each Party's board of directors. Additionally, the following preconditions would need to be satisfied prior to the execution and delivery of the Agreement by SpaceLogix; (i) The holders of approximately $1,000,000 of convertible notes of E-Sync due May 31, 2001 shall agree to convert all principal and interest on such notes to equity under the terms of the voluntary conversion provisions of such notes upon the occurrence of the Merger; (ii) The holders of the $1,000,000 term notes of E-Sync due August 15, 2001 (the "MM Notes") shall agree to convert all principal and interest on such notes into that number of shares of E-Sync common stock equal to the quotient obtained by dividing the outstanding principal and interest on the MM Notes on the date of conversion by the Bridge Price (as defined) upon the occurrence of the Merger;(iii) All material contractual agreements with employees and stockholders of ESNI shall be addressed to the reasonable satisfaction of SpaceLogix (with the effectiveness of any such change being conditioned upon the effectiveness of the Merger); (iv) A plan for, and estimated costs expected to be incurred in connection with, closing E-Sync operations in England shall be established and agreed to by SpaceLogix.

In addition, concurrently with the execution and delivery of the LOI, E-Sync entered into Consulting Agreements (the "Consulting Agreements") with each of SpaceLogix and Trautman Wasserman & Co., Inc., a New York corporation ("TW"), pursuant to which each of SpaceLogix and TW will provide management consulting services and will each be entitled to a fee of $75,000 in the event the proposed Merger does not occur within 150 days of May 7, 2001 (assuming such non-occurrence does not result from their respective actions or inactions). The Company will pay Spacelogix a monthly fee of $50,000 . The fee shall accrue and become payable only in the event Bridge Loans (as defined in the LOI) in an aggregate amount of at least $1,050,000 are made to the Company by Spacelogix. Notwithstanding the foregoing, the fee shall only accrue for three (3) months following May 7, 2001 and following such time the obligation to accrue and pay the fee shall terminate, unless at such time the monthly revenues generated by SpaceLogix equal or exceed the fee. Spacelogix agrees that any net revenues generated by Spacelogix following May 7, 2001, shall be for the account of and payable to the Company. The Company will pay TW a monthly fee of $25,000 a month. The fee shall accrue and become payable only if the Private Placement (as defined in the LOI) is completed within 120 days following consummation of the Merger (as defined in the LOI) and such Private Placement renders net proceeds to the Company of at least $2,000,000. In the event this Agreement is terminated in accordance with its terms, the accrued fee shall only become payable in the event that of a successful capital funding occurs.

2. CASH

For purposes of the statement of cash flows, the Company considers all highly liquid instruments including money market funds and certificates of deposit with original maturities of three months or less to be cash equivalents.

3. EARNINGS PER SHARE

Options to purchase 3,451,000 shares and 850,089 shares of common stock at exercise prices ranging from $0.01 to $15.00 per share were outstanding at March 31, 2001 and 2000, respectively. Convertible preferred shares of 3,352,727 and 3,272,727 were outstanding at March 31, 2001 and 2000, respectively. All the stock options and convertible preferred shares were excluded from the calculation of diluted EPS for the three month periods ended March 31, 2001 and 2000, because the Company experienced a loss for those periods and inclusion of such securities would have had an anti-dilutive effect.

4. STOCK OPTIONS

During 2000, the Company issued to various consultants fully vested options to purchase 20,000 shares of common stock, at exercise prices from $1.19 to $1.81 per share in exchange for their professional services. These options are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model and this cost will be amortized over the applicable service periods. The Company amortized approximately $6,000 during the three months year ended March 31, 2001. In addition, during the first quarter of 2001 the Company issued to various consultants fully vested options to purchase 7,500 shares of common stock, at an exercise price of $1.06 per share in exchange for providing services. The Company amortized approximately $7,000 during the three months ended March 31, 2001 related to these options. Such amounts are included in non-cash compensation in the statements of operations.

During 2001, the Company granted employees options to purchase 304,264 shares of common stock at an exercise price of $0.27 per share. These options vest immediately and are exercisable for ten years. Compensation expense was recorded for the difference between the exercise price and fair value at the grant date, totaling approximately $239,000. Such amounts are included in non-cash compensation in the statements of operations.

During 2001, the Company granted options at the then fair value, to purchase approximately 270,000 shares, of common stock to employees at prices ranging from $1.06 to $1.09. These options are exercisable for a ten year period and vest over three years. These options are exercisable for a period of ten years.

5. COMMITMENTS AND CONTINGENCIES

During August 2000, the Company received $1,000,000 from affiliates in connection with the issuance of subordinated term notes payable due on August 15, 2001. The notes bear an interest rate of 12% per annum. The principal balance is payable at maturity, however, in the event the Company receives proceeds in excess of $3,000,000 from the sale of securities, the holders may demand prepayment of all or any part of the then outstanding balance. At March 31, 2001 the outstanding balance net of discount was $932,000.

In connection with the issuance of these notes, the Company issued warrants to purchase 30,000 shares of the Company's common stock at exercise prices ranging from $3.85 to $5.50 per share. The warrants are transferable and expire on August 15, 2005. A value of approximately $167,000 was ascribed to these warrants using the Black-Scholes pricing model. The value of the warrants was recorded as a reduction to the notes payable with a corresponding increase to additional paid-in capital. This value is being amortized as interest expense over the one-year term of the notes. For the three months ended March 31, 2001, the Company amortized approximately $41,000, which is included in interest expense in the consolidated statement of operations.

During December 2000, the Company received $ 850,000 and an additional $55,000 during the first quarter of 2001 from an affiliate in connection with the issuance of subordinated term notes payable. The notes bear an interest rate of 10% per annum. The principal balance and interest is payable at the maturity date, May 31, 2001. The note and accrued interest will automatically convert in the event the Company receives proceeds in excess of $3,500,000 from the sale of securities under the same terms as such sale. In the event the note is not automatically converted and the note is not repaid prior to May 31, 2001 the holder may convert a portion of the note into common stock at $0.25 per share, not to exceed 600,000 shares. At March 31, 2001, the outstanding balance net of discount was $905,000. Subsequent to March 31, 2001 the Company received an additional $95,000 under the same terms and conditions.

In connection with the issuance of these notes, the Company issued warrants to purchase 108,000 shares of the Company's common stock at an exercise price of $1.25 per share. The warrants are transferable and expire on December 22, 2005. A value of approximately $88,000 was ascribed to these warrants using the Black-Scholes pricing model. The value of the warrants was recorded as a reduction to the notes payable with a corresponding increase to additional paid-in capital. This value is being amortized as interest expense over the term of the notes. For the three months ended March 31, 2001, the Company amortized approximately $88,000, which is included in interest expense in the consolidated statement of operations

The Company's subsidiary, Braincraft Learning Technologies Inc., ("Braincraft") also has an outstanding line of credit with a commercial bank of $100,000 bearing interest at 2% above the bank's prime rate. The amount outstanding under the line of credit at March 31, 2001 was approximately $57,000.

6. RESTRUCTURING RESERVE

During the fourth quarter of 2000, the company committed to a plan to discontinue the operations of its web design consulting, which was the principal activity of Braincraft. As a result, the Company recorded a charge totaling $225,000 for minimum lease payments and other costs to shut down these operations. During the three months ended March 31, 2001 approximately $10,000 for lease termination costs was charged to this reserve. The Company expects the shut down to be completed during the second quarter of 2001.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS 137, (Accounting for Derivative Instruments and Hedging Activities -- Deferral of the effective date of SFAS No. 133 - an Amendment of SFAS No. 133) is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued to provide additional implementation guidance related to SFAS 133. Adoption of these statements did not have a material effect on the Company's financial position or results of operations for the three months ended March 31, 2001.

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

The Company is an e-commerce enabler, providing global messaging solutions for Fortune 1000 companies. The Company offers a suite of enterprise communication infrastructure capabilities that facilitate secure and reliable information exchange. These services include secure online messaging, outsourced e-mail services, directory and fax services, hosted communications, network design and integration, messaging integration and message platform migration. The operations of the Company are conducted through two business segments primarily within the continental United States and the United Kingdom. Descriptions of the business segments' services and operations are as follows:

MANAGED SERVICES

The Managed Services business delivers its services through four products, MailFAX, TotalMail, Directory and Messaging Services, and Hosting Services. MailFAX facilitates conversion, encryption and delivery of faxes to e-mail or e-mail to faxes without any additional hardware or software. This service includes (i) Application to Fax which simultaneously delivers computer-generated files from mainframe or PC-based applications to one or many facsimile devices worldwide, (ii) Outbound Fax, which sends faxes and attachments via e-mail, and
(iii) Inbound Fax, which allows receipt of inbound faxes at the desktop via e-mail. TotalMail is a full featured email solution supporting a range of available options. The service is outsourced and web-based, and includes the integration of e-mail with directory services, content filtering, and virus scanning. Directory and Messaging Services enable customers' multiple-messaging systems to have all user address information presented in a complete, native format to all participating systems. This service feature also allows external trading partner systems to participate in the directory synchronization process. As an enhancement, messaging integration, which connects users of disparate messaging applications (Exchange, Lotus Notes, cc:Mail, Profs, etc.) within an organization can be implemented over intranets, extranets, and virtual private networks (VPNs). Hosting Services, whereby the Company will maintain customers' applications remotely at one of its sites using the latest technologies, provides security, redundancy, and data backup for the client's applications.

PROFESSIONAL SERVICES

Professional Services provides consulting services in the areas of messaging design, architecture and implementation, as well as a broad range of additional services including network design and integration, systems management, security planning and training. Network Design and Integration provides expert resources for all network design and integration needs. E-Sync assesses information, messaging, and connectivity needs, evaluates existing infrastructure architecture for adaptability to change, defines and tests migration processes, executes and documents phased migration procedures for disparate messaging platforms, and prepares enterprise-wide implementation plans. E-Sync also offers numerous services in application development and support and in workflow automation. E-Sync can install a Virtual Private Network (VPN) to ensure that only authorized users can access a client's network and that data cannot be intercepted. The Security Solutions area provides the ability to exchange sensitive documents and private information securely with confidence and reliability. E-Sync uses public key infrastructure (PKI) technology to deliver digital certificates, encryption keys, and SmartCards for optimum secure messaging. With large-scale anti-virus protection capabilities and e-mail anti-virus filtering, E-Sync can provide full protection for applications, data, messaging, and user systems across entire networks. E-Sync's Security Solutions evaluates the costs and benefits of ID/password pairs, challenge/response tokens, smart cards, biometrics, or other devices that provide unique profiles. BackOffice(R) Consulting provides architecture, design, and implementation services. The Company's Microsoft Certified Professionals, Systems Engineers, and Trainers offer a complete BackOffice(R) solution, including assessing system requirements, installing, configuring, and training.

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

The following table presents the Company's business segment financial information, in thousands:

                                                      THREE MONTHS ENDED MARCH 31,
                                                         2001              2000
                                                    --------------    --------------
REVENUE:
   Managed services                                 $        1,287    $        1,191
   Professional services                                     1,028             1,349
                                                    --------------    --------------
       Consolidated revenues                        $        2,315    $        2,540
                                                    ==============    ==============

OPERATING LOSS:
   Managed services                                 $         (701)   $         (975)
   Professional services                                      (645)             (828)
                                                    --------------    --------------
   Operating loss from segments                             (1,346)           (1,803)
   Corporate expenses, net                                       1                (4)
   Interest (expense) income, net                             (173)               98
                                                    --------------    --------------
       Net loss                                     $       (1,518)   $       (1,709)
                                                    ==============    ==============

DEPRECIATION AND AMORTIZATION:
   Managed services                                 $          111    $           70
   Professional services                                        20                22
   Corporate                                                   106               327
                                                    --------------    --------------
       Total depreciation and amortization          $          237    $          419
                                                    ==============    ==============

CAPITAL EXPENDITURES:
   Managed services                                 $           29    $          141
   Professional services                                        10                --
   Corporate                                                    --               622
                                                    --------------    --------------
       Total capital expenditures                   $           39    $          763
                                                    ==============    ==============

IDENTIFIABLE ASSETS AT:                             MARCH 31, 2001
                                                    --------------
   Managed services                                 $        2,948
   Professional services                                       461
                                                    --------------
      Total assets for reportable segments                   3,409
   Corporate                                                 2,378
                                                    --------------
      Total assets                                  $        5,787
                                                    ==============

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company is an e-commerce enabler, providing global messaging solutions for Fortune 1000 companies. The Company offers a suite of enterprise communication infrastructure capabilities that facilitate secure and reliable information exchange. The company's managed services include secure online messaging, outsourced e-mail services, directory and fax services and hosted communications. In addition, the Company has a highly qualified professional services organization, which directs its efforts towards providing network design and integration, messaging integration and message platform migration services.

The Company's strategy, which was adopted during the fourth quarter of 2000, is to leverage its relationships with key channel partners to extend its core messaging solutions into vertical solution frameworks initially for the insurance and healthcare markets. Previously, the company had focused much of its efforts towards the development of supply chain management software, which efforts were discontinued during 2000 through a reprioritization of capital resources towards core messaging activities that comprise the majority of the company's business and revenue.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

The Company's revenues consist of fees for Professional Services provided to its customers in the form of messaging infrastructure and other consulting services, and Managed Services in the form of hosting and messaging services. Professional Services, including services provided by the Company's Braincraft subsidiary, are normally billed on a time and material basis with contracts typically ranging from 1 to 12 months. Managed Services consist of both fixed charges, billed in advance, and usage based charges billed at the end of the month. Contracts for Managed Services are typically for a one-year period. The Company recognizes revenue in the period the services are performed.

Managed Services revenues increased by 8.1% and Professional Services revenues decreased by 23.8% in the three months ended March 31, 2001. Managed Services revenues increased primarily due to increases in customer volume offset by the impact of discontinued product offerings. The decrease in Professional Services revenue is primarily due to the lower volume of our web design services which the Company discontinued during the first quarter of 2001. Net of the effect of the web design services, Professional Services revenue increased by 6.9% over the period, principally due to an increase in the volume of professional services provided.

Gross margin for Managed Services decreased to 15.4% in the three months ended March 31, 2001, compared to 22.0% for the three months ended March 31, 2000. Managed Services revenue in the first quarter of 2000 included a high margin software license sale, resulting in a higher than historical gross margin. Professional Services recognized a negative gross margin of (1.1%) in the three months ended March 31, 2001 compared to a 6.1% gross margin in the three months ended March 31, 2000. The decrease was principally due to losses incurred from the web design operations, which were discontinued during the first quarter of 2001. Excluding the web design operations, gross margin was 33.2% during 2001 compared to 28.9% for 2000. The increase is attributable to revenue from higher margin projects.

Sales and marketing expenses decreased $268,000, or 40.1%, in the current quarter, and as a percent of total revenues decreased from 26.3% in the three months ended March 31, 2000, to 17.3% for the three months ended March 31, 2001. The decrease is a result of the Company's efforts to reduce operating expenses. The lower expenses are principally in the areas reduced sales promotion activity and reduced use of outside consultants. Management expects the level of such expenses to remain consistent in 2001.

The Company's general and administrative expenses were $257,000 or 26.0% lower for the three months ended March 31, 2001, than for the three months ended March 31, 2000. As a percent of total revenues, general and administrative expenses decreased from 39.0% to 31.7% over the periods. The decrease in costs is primarily attributable to reduced goodwill amortization. During the fourth quarter of 2000, the Company record an impairment charge related to the remaining goodwill balance at December 31, 2000. Management expects the level of such expenses to remain consistent in 2001.

Research and development expenditures were $94,000 and $385,000 for the three months ended March 31, 2001, and 2000, respectively. The decrease in expense for the current quarter was mainly due to a reduction in research and development personnel. To date, all development costs have been expensed in the period incurred.

Interest expense was $183,000 in the three months ended March 31, 2001, as compared to $7,000 in the same period in 2000. The increase is due to the increase in borrowings during 2001.

Interest income was $10,000 in the three months ended March 31, 2001, as compared to $105,000 in the same period in 2000. The decrease was mainly due to higher available funds invested during 2000.

During 2000, the Company issued to various consultants fully vested options to purchase 20,000 shares of common stock, at exercise prices from $1.19 to $1.81 per share in exchange for their professional services. These options are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model and this cost will be amortized over the applicable service periods. The Company amortized approximately $6,000 during the three months year ended March 31, 2001. In addition, during the first quarter of 2001 the Company issued to various consultants fully vested options to purchase 7,500 shares of common stock, at an exercise price of $1.06 per share in exchange for providing services. The Company amortized approximately $7,000 during the three months year ended March 31, 2001. Such amounts are included in non-cash compensation in the statements of operations.

During 2001, the Company granted employees options to purchase 304,264 shares of common stock at an exercise price of $0.27 per share. These options vest immediately and are exercisable for ten years. Compensation expense was recorded for the difference between the exercise price and fair value at the grant date, totaling approximately $239,000. Such amounts are included in non-cash compensation in the statements of operations.

In 1999, the Company issued 75,000 non-refundable shares of its common stock to an advisor for services to be performed over three years. The $422,000 value ascribed to the 75,000 shares is recorded as an other asset and is being ratably amortized over three years, with $52,700 of such amortization expensed in the three months ended March 31, 2001. The issuance of the shares is non-refundable.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1.1 million during the quarter ended March 31, 2001 from $1.7 million at December 31, 2000. At March 31, 2001, the Company had a working capital deficit (current assets minus current liabilities) of approximately $2.4 million. Net cash used in operating activities was $1.1 million for the quarter ended March 31, 2001. Net cash flows used in operating activities in the period reflect net losses of $1.5 million, offset by non cash expenses of approximately $0.7 million.

As of March 31, 2001, the Company had $619,000 of cash and cash equivalents. The Company has an accumulated deficit of $26.7 million as of March 31, 2001. The Company continues to incur substantial net losses and negative operating cash flow. The Company will need additional financing to meet current operating cash requirements. If we are unable to raise additional financing or generate sufficient cash flow, we may be unable to continue as a going concern. Even if the Company is successful in obtaining funding to meet current operating expenses, the Company will need to substantially increase its revenues and reduce expenses or its losses will continue indefinitely. Even if the Company's efforts to increase revenue are successful, there will be a delay in making this revenue available to fund operating expenses. The Company will need to raise additional funds to maintain current operating expenses and those expenses needed to support efforts to increase revenue. If the Company is not successful in securing additional funding the Company's business will be seriously harmed. Our principal commitments consist of subordinated convertible notes, notes payable, obligations under capital and operating leases and accounts payable. Our annual report on Form 10KSB for the year ended December 31, 2000 included a report from our independent auditors containing an explanatory paragraph stating that we have recurring losses from operations, have a working capital deficiency and an accumulated deficit that raise substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We believe our ability to continue as a going concern is dependent upon our ability to obtain additional financing to generate sufficient cash flow to meet our obligations on a timely basis as may be required and ultimately to achieve profitable operations. Management is implementing internal actions to improve our operations and liquidity including a reduction of our workforce and closure of some of our businesses operating with negative cash flows. The internal actions to date to reduce operating expenses will not be sufficient to reach positive cash flow. In addition to these internal actions, Management is considering external financing options, such as strategic alliances, debt, or equity offerings. There can be no guarantee that these efforts will be successful. Such offerings can have a dilutive effect on the Company's shareholders.
The Company's Common Stock is traded over the counter and quoted on the NASDAQ Small Cap Market System under the symbol "ESNI". The Company has received notification from NASDAQ that the Company's common stock has failed to maintain a minimum bid price of $1.00 for thirty (30)consecutive trading days as required by NASDAQ rules. Therefore, in accordance with the NASDAQ rules, the Company is provided until June 28, 2001, to regain compliance with this rule. If, prior to June 28, 2001, the bid price of the Company's common stock is at least $1.00 for a minimum of ten (10) consecutive trading days, NASDAQ's staff will determine if the Company complies with NASDAQ's Marketplace Rule 4310(c)(8)(b). If the Company is unable to demonstrate compliance with such rule on or before June 28, 2001, NASDAQ will notify the Company that its common stock will be de-listed. As of May 10, 2001, the bid price for the Company's common stock has not been at least $1.00 for ten (10) consecutive trading days. The Company's management is considering measures to avoid de-listing however, no assurances can be given that the Company will avoid such delisting.

On May 7, 2001 the Company entered into a letter of intent to commence negotiating a definitive merger agreement (the "Agreement") with SpaceLogix, Inc. As one of the conditions for execution of the definitive merger agreement, SpaceLogix will provide one or more bridge loans to E-Sync of at least $1,050,000, which would be converted into common stock upon consummation of the merger. Additionally, SpaceLogix would agree in the definitive merger agreement to cause its investment banker to undertake an additional best efforts to raise equity capital of $2,000,000 to $3,500,000 for the merged entity.

Upon the consummation of the merger, (i) SpaceLogix would merge into a subsidiary of E-Sync, (ii) E-Sync stockholders would retain their currently outstanding securities in E-Sync, and (iii) SpaceLogix' stockholders would receive the following consideration:

      - First, that number of shares of E-Sync's common stock equal to the sum of (x) 6,000,000 plus (y) that number of shares equal to the quotient of the amounts bridge loaned by SpaceLogix to E-Sync divided by 80% of the 5 day average closing price for the immediately prior 5 day period from the date of the respective loans;

      -     Second, 1,200,000 shares of a new series C preferred stock, which
            (x) if, within 120 days of the consummation of the merger, the combined company is able to complete a private placement of a minimum of $2 million of new equity capital (the "Private Placement"), in addition to the amount previously bridge loaned, would convert into an aggregate amount of 12,000,000 shares of E-Sync's common stock, and (y) if the Private Placement is not consummated within 120 days of the merger, would instead be thereafter redeemed for an aggregate cash consideration of $600,000; and

      - Third, warrants to acquire 5,500,000 shares of E-Sync common stock, with an exercise price equal to 85% of the average closing price of E-Sync's common stock over the five trading days prior to the date the definitive merger agreement is executed, the exercisability of which would be subject to the merged entity meeting the following performance criteria:

                  - (i) 1,833,000 shall be exercisable at such time as E-Sync has increased monthly gross margin on sales above the level recorded at April 30, 2001 by $100,000 for three consecutive months, (ii) 1,833,000 shall be exercisable at such time as E-Sync has net after tax income (but excluding any goodwill amortization charges arising by virtue of the merger) for a period of three consecutive months and (iii) 1,834,000 shall be exercisable at such time as the balance sheet current ratio will exceed 1:1 for a period of three consecutive months commencing not earlier than November, 2001.

The execution of any such Agreement would be subject to the satisfactory completion of each Party's ongoing investigation of the other Party's business, and would also be subject to approval by the each Party's board of directors. Additionally, the following preconditions would need to be satisfied prior to the execution and delivery of the Agreement by SpaceLogix; (i) The holders of approximately $1,000,000 of convertible notes of E-Sync due May 31, 2001 shall agree to convert all principal and interest on such notes to equity under the terms of the voluntary conversion provisions of such notes upon the occurrence of the Merger; (ii) The holders of the $1,000,000 term notes of ESNI due August 15, 2001 (the "MM Notes") shall agree to convert all principal and interest on such notes into that number of shares of E-Sync common stock equal to the quotient obtained by dividing the outstanding principal and interest on the MM Notes on the date of conversion by the Bridge Price (as defined) upon the occurrence of the Merger; (iii) All material contractual agreements with employees and stockholders of E-Sync shall be addressed to the reasonable satisfaction of SpaceLogix (with the effectiveness of any such change being conditioned upon the effectiveness of the Merger); (iv) A plan for, and estimated costs expected to be incurred in connection with, closing E-Sync operations in England shall be established and agreed to by SpaceLogix.

In addition, concurrently with the execution and delivery of the LOI, E-Sync entered into Consulting Agreements (the "Consulting Agreements") with each of SpaceLogix and Trautman Wasserman & Co., Inc., a New York corporation ("TW"), pursuant to which each of SpaceLogix and TW will provide management consulting services and will each be entitled to a fee of $75,000 in the event the proposed Merger does not occur within 150 days of May 7, 2001 (assuming such non-occurrence does not result from their respective actions or inactions). The Company will pay Spacelogix a monthly fee of $50,000 . The fee shall accrue and become payable only in the event Bridge Loans (as defined in the LOI) in an aggregate amount of at least $1,050,000 are made to the Company by Spacelogix. Notwithstanding the foregoing, the fee shall only accrue for three (3) months following May 7, 2001 and following such time the obligation to accrue and pay the fee shall terminate, unless at such time the monthly revenues generated by SpacLogix equal or exceed the fee. Spacelogix agrees that any net revenues generated by Spacelogix following May 7, 2001, shall be for the account of and payable to the Company. The Company will pay TW a monthly fee of $25,000 a month. The fee shall accrue and become payable only if the Private Placement (as defined in the LOI) is completed within 120 days following consummation of the Merger (as defined in the LOI) and such Private Placement renders net proceeds to the Company of at least $2,000,000. In the event this Agreement is terminated in accordance with its terms, the accrued fee shall only become payable in the event that of a successful capital funding occurs.

                           PART II. OTHER INFORMATION


FORWARD LOOKING STATEMENTS

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

Item 2. Changes in securities and use of proceeds -- N/A

Item 6. Exhibits and reports on Form 8-K

(a)     Exhibits -- None

(b)     Reports on Form 8-K - None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2001                     E-SYNC NETWORKS, INC.

                                        /s/ Michael A. Clark
                                        ---------------------------------------
                                        Michael A. Clark
                                        President and COO

                                        /s/ Thomas Wikander
                                        ---------------------------------------
                                        Thomas Wikander
                                        Controller (Chief Accounting Officer)