Form 10-Q
period 2001-06-30
E SYNC NETWORKS INC
filed 2001-08-14
CIK 107559

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


           (Mark one)
              [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001


               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                                THE EXCHANGE ACT


    For the transition period from                     to
                                   -------------------    --------------------


    Commission file number                      0-2401
                           -----------------------------------------------------


                              E-SYNC NETWORKS, INC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                           06-0625999
-------------------------------                          -----------------------
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


         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:


                Class                             Outstanding at August 1, 2001
-------------------------------------             -----------------------------
     Common Stock Par Value $.01                        7,421,755 shares
Series A Preferred Stock No Par Value                   1,000,000 shares
Series B Preferred Stock No Par Value                   1,670,909 shares


    Transitional Small Business Disclosure Format (Check one): Yes___ No _X_

                              E-Sync Networks, Inc.

                                      Index

                                                                               Page No.
                                                                               --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheet at June 30, 2001                              3

         Condensed Consolidated Statements of Operations
                  For the Three and Six Months Ended June 30, 2001 and 2000       4

         Condensed Consolidated Statements of Cash Flows
                  For the Six Months Ended June 30, 2001 and 2000                 5

         Notes to Condensed Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                               11

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                       16

Item 5. Other Matters                                                            16

Item 6.  Exhibits and Reports on Form 8-K                                        16


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              E-SYNC NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEET
                 (in thousands, except share and per share data)

                                                                                            June 30,
                                                                                              2001
                                                                                      ----------------------
                                                                                           (unaudited)
                                       ASSETS
    Current Assets:
         Cash and cash equivalents....................................................    $           418
         Accounts receivable, less allowance for doubtful accounts of $112............              1,339
         Other current assets.........................................................                 32
                                                                                      ----------------------

              Total current assets....................................................              1,789

    Equipment, net....................................................................              3,272
    Other assets......................................................................                229
                                                                                      ----------------------

              Total assets............................................................    $         5,290
                                                                                      ======================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:
         Notes payable................................................................     $        2,275
         Obligations under capital leases, current portion............................                 42
         Accounts payable.............................................................              1,656
         Accrued expenses.............................................................              1,239
         Medical benefits obligation, current portion.................................                 35
         Deferred revenue.............................................................                 83
                                                                                      ----------------------
              Total current liabilities...............................................              5,330

    Obligations under capital leases, less current portion............................                  6
    Medical benefits obligation, less current portion.................................                209
                                                                                      ----------------------
    Total liabilities.................................................................              5,545

    E-Sync Networks, (UK) LTD -Preference Shares                                                    3,000

    Stockholders' Equity:
    Convertible preferred stock, par value $.01 per share, 10,000,000 shares authorized
         Series A - 1,000,000 shares issued and outstanding ..........................                 10
         Series B - 1,670,909 shares issued and outstanding ..........................                 23
    Common stock, stated value $.01 per share,  50,000,000 shares authorized,
        8,414,320 shares issued and outstanding ......................................                 84
    Additional paid in capital........................................................             25,984
    Accumulated deficit...............................................................            (28,140)
    Less treasury stock at cost, 992,565 shares.......................................             (1,216)
                                                                                      ----------------------
              Total stockholders' deficit.............................................             (3,255)
                                                                                      ----------------------

    Commitments and Contingencies

              Total liabilities and stockholders' equity..............................    $         5,290
                                                                                      ======================

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                              E-Sync Networks, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                             Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                            2001            2000          2001           2000
                                         -----------    -----------    -----------    -----------
                                                (unaudited)                   (unaudited)
REVENUES:
       Managed services                  $     1,058    $       837    $     2,345    $     2,028
       Professional services                   1,144          2,066          2,172          3,415
                                         -----------    -----------    -----------    -----------
          Total revenues                       2,202          2,903          4,517          5,443

COST OF SALES:
       Managed services                        1,122            987          2,211          1,916
       Professional services                   1,057          1,480          2,096          2,748
                                         -----------    -----------    -----------    -----------
          Total cost of sales                  2,179          2,467          4,307          4,664

GROSS MARGIN:
       Managed services                          (64)          (150)           134            112
       Professional services                      87            586             76            667
                                         -----------    -----------    -----------    -----------
          Total gross margin                      23            436            210            779

OPERATING EXPENSES:
       Sales and marketing                       318            614            718          1,282
       General and administrative                971          1,512          1,705          2,503
       Product development                        85            288            179            673
       Non-cash compensation                      18            459            323            561
                                         -----------    -----------    -----------    -----------
          Total operating expenses             1,392          2,873          2,925          5,019

       Loss from operations                   (1,369)        (2,437)        (2,715)        (4,240)

OTHER INCOME (EXPENSE):
       Other expense, net                          1             (3)             2             (7)
       Interest expense                         (101)           (45)          (284)           (52)
       Interest income                             2             64             12            169
                                         -----------    -----------    -----------    -----------
          Total other income (expense)           (98)            16           (270)           110
                                         -----------    -----------    -----------    -----------

Net loss                                 $    (1,467)   $    (2,421)   $    (2,985)   $    (4,130)
                                         ===========    ===========    ===========    ===========

Basic and diluted net loss per share     $     (0.20)   $     (0.36)   $     (0.40)   $     (0.61)
                                         ===========    ===========    ===========    ===========

Weighted average number of shares          7,414,215      6,756,832      7,394,915      6,723,407
                                         ===========    ===========    ===========    ===========

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                              E-SYNC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except share and per share data)

                                                                                    Six Months Ended
                                                                              June 30, 2001  June 30, 2000
                                                                              -------------  -------------
                                                                                         (unaudited)
Cash flows from operating activities:
    Net loss ................................................................   $   (2,985)   $   (4,130)
    Adjustments to reconcile net loss to net cash provided by
       operating activities
         Depreciation .......................................................          476           414
         Amortization of goodwill and other intangible assets ...............           --           455
         Amortization of loan discount ......................................          169            --
         Non-cash compensation ..............................................          323           561
         Changes in operating assets and liabilities:
             Accounts receivable ............................................           44        (1,746)
             Other current assets ...........................................           73          (141)
             Accounts payable and accrued expenses ..........................          269          (401)
             Other assets ...................................................           --            --
                                                                                ----------    ----------
         Net cash used in operating activities ..............................       (1,631)       (4,988)

Cash flows from investing activities:
         Capital expenditures ...............................................         (108)         (907)
                                                                                ----------    ----------
Net cash used in investing activities .......................................         (108)         (907)
                                                                                ----------    ----------

Cash flows from financing activities:
         Proceeds from notes payable ........................................          400           (16)
         Payments on bank loan ..............................................          (10)          174
         Proceeds from exercise of stock options and warrants ...............           11            --
         Payments under capital lease obligations, net ......................          (10)          (46)
                                                                                ----------    ----------
Net cash provided by financing activities ...................................          391           112
                                                                                ----------    ----------

Net (decrease) increase in cash and cash equivalents ........................       (1,348)       (5,783)

Cash and cash equivalents at beginning of period ............................        1,767         7,182
                                                                                ----------    ----------

Cash and cash equivalents at end of period ..................................   $      419    $    1,399
                                                                                ==========    ==========

Supplemental disclosure of cash flow information:
         Cash paid during the period for:
           Interest .........................................................   $        4    $       14
                                                                                ==========    ==========
         Non cash investing activities:
           Capital Lease obligations incurred for fixed asset additions: ....   $       --    $       74
                                                                                ==========    ==========

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                              E-Sync Networks, Inc.
              Notes To Condensed Consolidated Financial Statements
            For the Three and Six Months ended June 30, 2000 and 1999

1. Organization and Basis of Accounting

The condensed consolidated balance sheet as of June 30, 2001, and the related condensed consolidated statements of operations for the three and six months ended June 30, 2001and 2000 and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of June 30, 2001, and for the three and six months then ended, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company continues to incur substantial net losses and negative operating cash flow and revenues have been insufficient to cover costs of operations for the three and six months ended June 30, 2001. The Company has a working capital deficit of $3.5 million and an accumulated deficit of $28.1 million. Management believes the Company's ability to continue as a going concern is dependent upon its ability, among other things, to obtain additional financing and to achieve increased revenue to generate sufficient cash flow to meet its obligations on a timely basis. Our Annual Report on Form 10-KSB for the year ended December 31, 2000 included a report from our independent auditors containing an explanatory paragraph stating that we have recurring losses from operations, have a working capital deficiency and an accumulated deficit that raise substantial doubt about our ability to continue as a going concern.

On August 6, 2001, the Company entered into a definitive agreement (the "Agreement") with CRC, Inc., ("CRC"). Pursuant to the Agreement, upon the satisfaction or waiver of all of the conditions to closing set forth therein, the Company will contribute substantially all of its assets and business (the "ESNI Contributed Assets") to a newly formed joint venture entity (the "JV") and CRC will contribute assets and business (the "CRC Contributed Assets") substantially equal in revenues to the ESNI Contributed Assets to the JV (the "Proposed Transaction"). In connection with the consummation of the Proposed Transaction, the Company will initially be given a 51% equity interest in the JV. CRC will receive a 49% equity interest in the JV in exchange for the contribution of the CRC Contributed Assets.

In addition to the consideration set forth above, CRC will make available to the Company a $2 million revolving loan commitment, of which $250,000 was received on June 14, 2001 and $250,000 was received on August 7, 2001. The company and CRC entered into a Pledge and Security Agreement (the "Security Agreement"), pursuant to which the Loans, along with all other liabilities of the Company to CRC, are secured by all of the assets of the Company.

In addition, the Company will grant CRC a warrant to acquire up to 10% of Company's capital stock on a fully diluted basis determined as of the close of business on the closing date of the Proposed Transaction. The exercise price for such warrants will be at a discount to market. The Company will grant registration rights to CRC at the closing in connection with the issuance of the warrant.

CRC will have an option to purchase up to an additional 17% interest in the joint venture subsidiary. CRC may not exercise this option for 18 months, unless the Company has defaulted under the terms of the loan, or has undergone a change of control or bankruptcy. This option will be exercisable for five years from the closing of the transaction, or if later, until two years after the loan is repaid in full.

Closing is subject to financing, approval by the Company's stockholders and other conditions, and is expected to occur in the fourth quarter of 2001. Certain holders of Company's capital stock, who collectively hold a majority of the Company's securities that will be entitled to vote on the matter, have entered into voting agreements with CRC to vote in favor of the transaction and reject any competing transaction, and have granted CRC their irrevocable proxy to vote all of their shares consistent with those agreements.

Subject to certain exceptions, in the event that the Proposed Transaction does not close by December 31, 2001, the Company would owe a break-up fee to CRC of $500,000.

2. Stockholders equity

In the fourth quarter of 1999, in conjunction with the issuance of Series B Preferred Stock, the Company's U.K. subsidiary issued 3,000,000 preference shares. These preference shares were exchanged by the holder thereof for 681,818 additional shares of the Company's Series B Preferred Stock on July 17, 2001. The preference shares issued by E-Sync U.K. (i) had no voting rights (other than with respect to the winding up of E-Sync U.K. and altering the rights of such shares), (ii) had a priority in payment on a winding up of E-Sync U.K., (iii) were not entitled to dividends, (iv) were non-transferable, and (v) were redeemable on November 5, 2009 subject to certain conditions. For financial statement presentation purposes at December 31, 1999 through March 31, 2001, these securities had been reported in the Company's stockholders' equity section of the Balance Sheet as if the 681,818 shares of Series B Preferred Stock underlying the preference shares were sold in lieu of the preference shares. In June 2001 it was determined that, because these preference shares contained a redemption provision, these securities should not have been classified as equity in the Company's Balance Sheet. The impact of this misclassification overstated the Company's stockholders equity by $3 million at December 31, 1999 through March 31, 2001. However, on July 17, 2001 the holder of the preference shares exchanged these shares into Series B Preferred Stock. Although the preference shares were subsequently exchanged, the amounts have been reclassified in the accompanying Balance Sheet as of June 30, 2001 in accordance with the accounting literature. The following proforma schedule reflects the effect on stockholders equity had the exchange taken place prior to June 30, 2001.

                                                                         Proforma Adjustment
                                                                          Preference Shares
                                                          As Reported       exchanged into         Proforma
                                                         June 30 ,2001    Series B Preferred     June 30, 2001
                                                         -------------    ------------------     -------------
   E-Sync Networks, (UK) LTD  Preference Shares            $  3,000             $ (3,000)            $     --
                                                           --------             --------             --------

   Stockholders' Equity:
   Convertible preferred stock,
        Series A                                                 10                                        10
        Series B                                                 23                                        23
   Common stock                                                  84                                        84
   Additional paid in capital                                25,984                3,000               28,984
   Accumulated deficit                                      (28,140)                                  (28,140)
   Less treasury stock at cost, 992,565 shares               (1,216)                  --               (1,216)
                                                           --------             --------             --------
             Total stockholders' deficit                   $ (3,255)            $     --             $   (255)
                                                           ========             ========             ========

3. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments, including money market funds and certificates of deposit with original maturities of three months or less, to be cash equivalents.

4. Earnings Per Share

For the periods presented in the condensed consolidated statement of operations, the calculations of basic EPS and EPS assuming dilution vary in that the weighted average shares outstanding assuming dilution include the incremental effect of stock options.

Options to purchase 3,419,000 shares and 2,230,298 shares of common stock at prices ranging from $0.01 to $15.00 were outstanding at June 30, 2001 and 2000, respectively. At June 30, 2001 and 2000, 3,352,727 convertible preferred shares were outstanding. All the stock options and convertible preferred shares were excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2001 and 2000, because the Company experienced a loss for those periods and inclusion of such securities would have had an anti-dilutive effect.

5. Stock Options

During 2000, the Company issued to various consultants fully vested options to purchase 20,000 shares of common stock, at exercise prices from $1.19 to $1.81 per share, in exchange for their professional services. These options are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model and this cost will be amortized over the applicable service periods. The Company amortized approximately $6,000 during the six months ended June 30,2001. In addition, during 2001 the Company issued to various consultants fully vested options to purchase 7,500 shares of common stock, at an exercise price of $1.06 per share, in exchange for providing services. The Company amortized approximately $7,000 during the six months ended June 30, 2001 related to these options. Such amounts are included in non-cash compensation in the statements of operations.

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

During 2001, the Company granted options at the then fair value, to purchase approximately 270,000 shares, of common stock to employees at prices ranging from $1.06 to $1.09. These options are exercisable for a ten-year period and vest over three years.

Options to purchase 32,000 and 58,000 shares of common stock were exercised during the three and six months ended June 30, 2001, respectively. The Company received proceeds of approximately $7,000 and $4,000, respectively, upon the exercise of such options.

6. Commitments and Contingencies

During August 2000, the Company received $1,000,000 from affiliates in connection with the issuance of subordinated term notes payable due on August 15, 2001. The notes bear an interest rate of 12% per annum. The principal balance is payable at maturity. However, in the event the Company receives proceeds in excess of $3,000,000 from the sale of securities, the holders may demand prepayment of all or any part of the then outstanding balance. At June 30, 2001 the outstanding balance net of discount was $973,000. The Company is in discussion with the holders of these notes, who are affiliates, to convert all or part thereof and accrued interest into equity of the Company. The terms of an exchange, if any, have not yet been determined.

In connection with the issuance of these notes, the Company issued warrants to purchase 30,000 shares of the Company's common stock at exercise prices ranging from $3.85 to $5.50 per share. The warrants are transferable and expire on August 15, 2005. A value of approximately $167,000 was ascribed to these warrants using the Black-Scholes pricing model. The value of the warrants was recorded as a reduction to the notes payable with a corresponding increase to additional paid-in capital. This value is being amortized as interest expense over the one-year term of the notes. For the three and six months ended June 30, 2001, the Company amortized approximately $41,000 and $82,000, respectively, which is included in interest expense in the consolidated statement of operations.

During December 2000, the Company received $ 850,000 and an additional $150,000 during the six months ended June 30, 2001 from an affiliate in connection with the issuance of subordinated term notes payable. The notes bear an interest rate of 10% per annum. The principal balance and interest was payable at the maturity date, May 31, 2001. The note and accrued interest will automatically convert in the event the Company receives proceeds in excess of $3,500,000 from the sale of securities under the same terms as such sale. In the event the note is not automatically converted and the note is not repaid prior to May 31, 2001 the holder may convert a portion of the note into common stock at $0.25 per share, not to exceed 600,000 shares. At June 30, 2001, the outstanding balance $1,000,000. The Company is in discussion with the holders of these notes, who are affiliates, to convert all or part thereof and accrued interest into equity of the Company. The terms of an exchange, if any, have not yet been determined

In connection with the issuance of these notes, the Company issued warrants to purchase 108,000 shares of the Company's common stock at an exercise price of $1.25 per share. The warrants are transferable and expire on December 22, 2005. A value of approximately $88,000 was ascribed to these warrants using the Black-Scholes pricing model. The value of the warrants was recorded as a reduction to the notes payable with a corresponding increase to additional paid-in capital. This value is being amortized as interest expense over the term of the notes. For the six months ended June 30, 2001, the Company amortized approximately $88,000, which is included in interest expense in the consolidated statement of operations

The Company's inactive subsidiary, Braincraft Learning Technologies Inc. ("Braincraft") also has an outstanding line of credit with a commercial bank of $100,000 bearing interest at 2% above the bank's prime rate, of which the Company is a guarantor. The amount outstanding under the line of credit at June 30, 2001 was approximately $52,000.

7. Restructuring Reserve

During the fourth quarter of 2000, the company committed to a plan to discontinue the operations of its web design consulting business, which was the principal activity of Braincraft. As a result, the Company recorded a charge totaling $225,000 for minimum lease payments and other costs to shut down these operations. During the three and six months ended June 30, 2001, approximately $150,000 and 160,000, respectively, for employee severance, fixed asset disposals and lease termination costs was charged to this reserve. The shut down to was substantially completed during the second quarter of 2001.

8. Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS 137 (Accounting for Derivative Instruments and Hedging Activities -- Deferral of the effective date of SFAS No. 133 - an Amendment of SFAS No. 133), is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued to provide additional implementation guidance related to SFAS 133. Adoption of these statements did not have a material effect on the Company's financial position or results of operations for the three months ended June 30, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 142 did not have a significant impact on our results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which is effective January 1, 2002. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets and replaces the amortization with an impairment test which must be performed at least annually. For intangible assets with definite useful lives, SFAS No 142 requires amortization over their respective useful lives to their estimated residual values and review for impairment in accordance with Statement of Finical Accounting Standards No. 121 "Accounting for Impairment of Long Lived Assets and for Long Lived Assets to be disposed of." Additionally, SFAS No.142 requires that a transitional goodwill impairment test be completed six months from the date of adoption. SFAS No. 142 is not expected to have a significant impact on our results of operations.

9. Business Segment Information

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

The following table presents the Company's business segment financial information, in thousands:

                                                    Three Months Ended June 30,             Six Months Ended June 30,
                                               -------------------------------------------------------------------------------
                                                      2001               2000                2001                2000
                                               -------------------------------------------------------------------------------
      Revenue:
         Managed services                          $        1,058    $          837      $        2,345      $        2,028
         Professional services                              1,144             2,066               2,172               3,415
                                               -------------------------------------------------------------------------------
            Total revenues                         $        2,202    $        2,903      $        4,517      $        5,443
                                               ===============================================================================

      Operating loss:
         Managed services                          $         (682)   $         (978)     $       (1,383)     $       (1,757)
         Professional services                               (687)           (1,459)             (1,332)             (2,483)
                                               -------------------------------------------------------------------------------
         Operating loss from segments                      (1,369)           (2,437)             (2,715)             (4,240)
         Other income (expenses), net                           1                (3)                  2                  (7)
         Interest (expense) income, net                       (99)               19                (270)                117
                                               -------------------------------------------------------------------------------
            Net loss                               $       (1,467)   $       (2,421)     $       (2,985)     $       (4,130)
                                               ===============================================================================

      Depreciation and amortization:
         Managed services                          $          113    $           92      $          224      $          162
         Professional services                                 20                19                  40                  42
         Corporate                                            106               338                 212                 665
                                               -------------------------------------------------------------------------------
            Total depreciation and amortization               239    $          449      $          476      $          869
                                               ===============================================================================

      Capital expenditures:
         Managed services                                      36    $          106      $           65      $          246
         Professional services                                 33                 4                  43                   5
         Corporate                                                               34                                     656
                                               -------------------------------------------------------------------------------
            Total capital expenditures                         69    $          144      $          108      $          907
                                               ===============================================================================


               Identifiable assets at:                      June 30, 2001
                                                        ----------------------

                  Managed services                          $        2,795
                  Professional services                                606
                                                        ----------------------
                     Total assets for reportable
                        segments                                     3,401
                      Corporate                                      1,889
                                                        ----------------------
                     Total assets                            $       5,290
                                                        ======================

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

The Company continues to incur substantial net losses and negative operating cash flow and revenues have been insufficient to cover costs of operations for the three and six months ended June 30, 2001. Management believes that the Company's ability to continue as a going concern is dependent upon its ability, among other things, to obtain additional financing and to achieve increased revenue to generate sufficient cash flow to meet its obligations on a timely basis.

On August 6, 2001 the Company entered into definitive agreements to create a new joint venture entity with CRC Inc. ("CRC"). The definitive agreements call for the Company to contribute its business and substantially all of its assets to the newly formed joint venture entity at the closing, and for CRC to simultaneously contribute business and assets substantially equal in revenues to the newly formed entity. The new entity would initially be 51% owned by Company. Closing is subject to financing, approval by the Company's stockholders and other conditions, and is expected to occur in the fourth quarter of 2001. Certain holders of the Company's capital stock, who collectively hold a majority of Company's securities that will be entitled to vote on the matter, have entered into voting agreements with CRC to vote in favor of the transaction and reject any competing transaction, and have granted CRC their irrevocable proxy to vote all of their shares consistent with those agreements.

It is expected the new entity will be able to provide new and expanded products and services to the Company's and CRC's customers while reducing the Company's dependence on a small number of current customers. It is also expected that the new entity will operate at an overall combined lower cost. This transaction is not expected to occur until the fourth quarter and the benefits are not anticipated to be realized until the year 2002. It is expected that the Company will incur additional costs through the end of the year 2001 to complete this transaction which will impact the Company's current operations.

In connection with this proposed transaction, CRC will make available to the Company a $2 million revolving loan commitment of which $250,000 was received on June 14, 2001 and $250,000 was received on August 7, 2001. The Company and CRC entered into a Pledge and Security Agreement (the "Security Agreement"), pursuant to which the Loans, along with all other liabilities of the Company to CRC, are secured by all of the assets of the Company

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

The Company's revenues consist of fees for Professional Services provided to its customers in the form of messaging infrastructure and other consulting services, and Managed Services in the form of hosting and messaging services. Professional Services are normally billed on a time and material basis with contracts typically ranging from 1 to 12 months. Managed Services consist of both fixed charges, billed in advance, and usage based charges billed at the end of the month. Contracts for Managed Services are typically for a one-year period. The Company recognizes revenue in the period the services are performed.

Managed Services revenues increased by 26.4% and Professional Services revenues decreased by 44.6% in the three months ended June 30, 2001 compared to the same period in 2000. Managed Services revenue increased primarily due to new customers and an increase in customer volume. The decrease in Professional Services revenue is primarily due to the web design services which were discontinued in the first quarter 2001. Net of the effect of the web design services, Professional Services revenue decreased 5.4% from the prior period, principally due to lower volume.

Gross margin decreased to 1.0% in the three months ended June 30, 2001, compared to 15.0% for the three months ended June 30, 2000. Managed Services recognized a negative gross margin of (6.0%) or ($64,000) for three months ended June 30, 2001 compared to a negative gross margin of (17.9%) or ($150,000) for the three months ended June 30, 2000. The gross margin for Professional Services was 7.6% or $87,000 for three months ended June 30, 2001 compared to 28.4% or $586,000 for the three months ended June 30, 2000. The increase in Managed Services gross margin is mainly due to increased volume. The decrease in Professional services is mainly due to costs incurred from the web design operations which were shut down during the second quarter of 2001. Excluding the web design operations, the gross margin was 26.7% during the three months ended June 30, 2001 compared to 12.7% for the same period in 2000. The increase in margin was mainly due to lower costs, principally personnel related expenses.

Sales and marketing expenses decreased $296,000, or 48.2%, in the current quarter, and as a percent of total revenues decreased from 21.2% in the three months ended June 30, 2000, to 14.4% for the three months ended June 30, 2001. The decrease is a result of the Company's efforts to reduce operating expenses. The lower expenses are principally attributable to reduced sales promotion activity and reduced use of outside consultants. Management expects the level of such expenses to remain consistent in 2001 through the closing of the proposed joint venture transaction.

The Company's general and administrative expenses decreased $541,000 or 35.8% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease is primarily due to reduced goodwill amortization. During the fourth quarter of 2000, the Company recorded an impairment charge related to the remaining goodwill balance at December 31, 2000. In addition, compensation and consultant expenses were lower as result of the Company's efforts to reduce costs. Due to the proposed joint venture transaction Management expects general and administrative expenses to increase through the remainder of 2001.

Research and development expenditures were $85,000 and $288,000 for the three months ended June 30, 2001 and 2000, respectively. The decreased expense for the current quarter was mainly due to a reduction in research and development personnel and use of outside consultants. To date, all development costs have been expensed in the period incurred.

Interest expense, was $101,000 for the three months ended June 30, 2001 as compared to $45,000 in the same period in 2000. The increase is due to the increase in borrowings during 2001.

Interest income was $2,000 for the three months ended June 30, 2001, as compared to $63,000 in the same period in 2000. The decrease was mainly due to higher available funds invested during 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Managed Services revenues increased by 15.6% and Professional Services revenues decreased by 36.4% for the six months ended June 30, 2001. Managed Services revenues increased primarily due to new customers and increased volume. The decrease in Professional Services revenue is primarily due to the shut down of web design services which were discontinued in the first quarter 2001.

Gross margin decreased to 4.6% for the six months ended June 30, 2001, compared to 14.3% for the six months ended June 30, 2000. Gross margin for Managed Services was 5.7% or $134,000 for the six months ended June 30, 2001, compared to 5.5% or $112,000 for the six months ended June 30, 2000. Gross margin for Professional Services was 3.5% or $76,000 for the six months ended June 30, 2001 compared to 19.5% or $667,000 for the six months ended June 30, 2000. The decrease in Professional Services' margin is mainly due to costs incurred from the web design operations which were shut down during the second quarter of 2001. Excluding the web design operations, the gross margin was 33.2% during the six months ended June 30, 2001 compared to 19.7% for the same period in 2000. The increase in margin was mainly due to lower costs, principally personnel related expenses.

Sales and marketing expenses decreased $564,000, or 44.0%, for the six months ended June 30, 2001, and as a percent of total revenues decreased from 23.5% in the six months ended June 30, 2000, to 15.8% for the six months ended June 30, 2001. The lower expenses are principally in the areas of reduced sales promotion activity and reduced use of outside consultants. Management expects the level of such expenses to remain consistent in 2001 through the closing of the proposed joint venture transaction.

The Company's general and administrative expenses were $1,705,000 or 31.9% lower for the six months ended June 30, 2001, then for the six months ended June 30, 2000. As a percentage of total revenues, general & administrative expenses decreased from 45.9% to 37.7% over the periods. The decrease is primarily due to reduced goodwill amortization. During the fourth quarter of 2000, the Company record an impairment charge related to the remaining goodwill balance at December 31, 2000. In addition, compensation and consultant expenses were lower as result of the Company's efforts to reduce costs. Due to the proposed joint venture transaction Management expects general and administrative expenses to increase through the remainder of 2001.

Research and development expenditures were $179,000 and $673,000 for the six months ended June 30, 2001, and 2000, respectively. The decreased expense for the current quarter was mainly due to a reduction in research and development personnel and the use of outside consultants. To date, all development costs have been expensed in the period incurred.

Interest expense was $284,000 for the six months ended June 30, 2001 as compared to $52,000 in the same period in 2000. The increase is due to the increase in borrowings during 2001.

Interest income was $12,000 for the six months ended June 30, 2001, as compared to $169,000 in the same period in 2000. The decrease was mainly due to higher available funds invested during 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1.3 million during the six months ended June 30, 2001 from $1.7 million at December 31, 2000. At June 30, 2001, the Company had a working capital deficit (current assets minus current liabilities) of approximately $3.5 million. Net cash used in operating activities was $1.6 million for the six months ended June 30, 2001. Net cash flows used in operating activities in the period reflect net losses of $3.0 million, offset by non-cash expenses of approximately $1.0 million and changes in working capital of approximately $0.4 million.

As of June 30, 2001, the Company had $418,000 of cash and cash equivalents. The Company has an accumulated deficit of $29.0 million as of June 30, 2001. The Company continues to incur substantial net losses and negative operating cash flow. The Company will need additional financing to meet current operating cash requirements. If the Company is unable to raise additional financing or generate sufficient cash flow, it may be unable to continue as a going concern. Even if the Company is successful in obtaining funding to meet current operating expenses, the Company will need to substantially increase its revenues or its losses will continue indefinitely. Even if the Company's efforts to increase revenue are successful, there will be a delay in making this revenue available to fund operating expenses. The Company will need to raise additional funds to maintain current operating expenses and those expenses needed to support efforts to increase revenue. If the Company is not successful in securing additional funding the Company's business will be seriously harmed. Our principal commitments consist of subordinated convertible notes, notes payable, obligations under capital and operating leases and accounts payable. Our annual report on Form 10-KSB for the year ended December 31, 2000 included a report from our independent auditors containing an explanatory paragraph stating that we have recurring losses from operations, have a working capital deficiency and an accumulated deficit that raise substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing to generate sufficient cash flow to meet its obligations on a timely basis as may be required and ultimately to achieve profitable operations. Management is implementing internal actions to improve operations and liquidity including a reduction of the Company's workforce and closure of some of our businesses operating with negative cash flows. The internal actions to date to reduce operating expenses will not be sufficient to reach positive cash flow. In addition to these internal actions, Management is considering external financing options, such as strategic alliances, debt, or equity offerings. There can be no guarantee that these efforts will be successful. Such offerings can have a dilutive effect on the Company's shareholders.

On August 6, 2001, the Company entered into a definitive agreement (the "Agreement") with CRC, Inc., ("CRC"). Pursuant to the Agreement, upon the satisfaction or waiver of all of the conditions to closing set forth therein, the Company will contribute substantially all of its assets and business (the "ESNI Contributed Assets") to a newly formed joint venture entity (the "JV") and CRC will contribute assets and business (the "CRC Contributed Assets") substantially equal in revenues to the ESNI Contributed Assets to the JV (the "Proposed Transaction"). In connection with the consummation of the Proposed Transaction, the Company will initially be given a 51% equity interest in the JV. CRC will receive a 49% equity interest in the JV in exchange for the contribution of the CRC Contributed Assets.

In addition to the consideration set forth above, CRC will make available to the Company a $2 million revolving loan commitment of which $250,000 was received on June 14, 2001 and $250,000 was received on August 7, 2001. The Company and CRC entered into a Pledge and Security Agreement (the "Security Agreement"), pursuant to which the Loans, along with all other liabilities of the Company to CRC, are secured by all of the assets of the Company.

In addition, the Company will grant CRC a warrant to acquire up to 10% of Company's capital stock on a fully diluted basis determined as of the close of business on the closing date of the Proposed Transaction. The exercise price for such warrants will be at a discount to market. E-Sync will grant registration rights to CRC at the closing in connection with the issuance of the warrant.

CRC will have an option to purchase up to an additional 17% interest in the joint venture subsidiary. CRC may not exercise this option for 18 months, unless the Company has defaulted under the terms of the loan, or has undergone a change of control or bankruptcy. This option will be exercisable for five years from the closing of the transaction, or if later, until two years after the loan is repaid in full.

Closing is subject to financing, approval by Company's stockholders and other conditions, and is expected to occur in the fourth quarter of 2001. Certain holders of the Company's capital stock, who collectively hold a majority of Company's securities that will be entitled to vote on the matter, have entered into voting agreements with CRC to vote in favor of the transaction and reject any competing transaction, and have granted CRC their irrevocable proxy to vote all of their shares consistent with those agreements.

Subject to certain exceptions, in the event that the Proposed Transaction does not close by December 31, 2001, the Company would owe a break-up fee to CRC of $500,000.

The Company's Common Stock is traded over the counter and quoted on the NASDAQ Small Cap Market System under the symbol "ESNI". The Company has received notification from NASDAQ that the Company fails to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4), and the net tangible assets requirement as set forth in Marketplace Rule 4310(c)(02)(B). The Company has requested and has been granted a hearing to consider the Company's plans to comply with NASDAQ' listing requirements. The panel will consider the Company's ability to become in compliance with the tangible net worth and minimum bid price along with maintaining compliance with all listing requirements and other matters including the Proposed Transaction with CRC. There can be no assurance that the Panel will grant the Company's request for continued listing the NASDAQ Small Cap Market System.

The Company had previously entered into a non-binding letter of intent with Howard Systems Inc ("HSI) to sell its professional services business to HSI. The Company terminated this letter of intent when it entered in a letter of intent with CRC. HSI has filed a lawsuit which alleges claims for breach of contract, fraud and violation of the Connecticut Unfair Trade Practices Act arising out of the Company entry into a letter of intent with CRC and termination of its letter of intent with HSI. The complaint seeks a temporary injunction and compensatory and punitive damages. Management believes the assertions made by HSI in these legal actions are without merit and intends to defend them vigorously.

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

Item 1.  Legal Proceedings

The Company had previously entered into a non-binding letter of intent with Howard Systems Inc ("HSI) to sell its professional services business to HSI. The Company terminated this letter of intent when it entered in a letter of intent with CRC. HSI has filed a lawsuit which alleges claims for breach of contract, fraud and violation of the Connecticut Unfair Trade Practices Act arising out of the Company entry into a letter of intent with CRC and termination of its letter of intent with HSI. The complaint seeks a temporary injunction and compensatory and punitive damages. Management believes the assertions made by HSI in these legal actions are without merit and intends to defend them vigorously

Item 5.  Other Matters

In the fourth quarter of 1999, in conjunction with the issuance of Series B Convertible Preferred Stock, the Company's U.K. subsidiary issued 3,000,000 preference shares. These preference shares were exchanged by the holder thereof for 681,818 additional shares of the Company's Series B Preferred Stock on July 17, 2001. For financial statement presentation purposes at December 31, 1999 through March 31, 2001, these securities had been reported in the Company's stockholders' equity section of the Balance Sheet as if the 681,818 shares of Series B Preferred Stock underlying the preference shares were sold in lieu of the preference shares. In June 2001 it was determined that, because these preference shares contain a redemption provision these securities should not have been classified as equity in the Company's Balance Sheet. The impact of this misclassification overstated the Company's stockholders equity by $3 million at December 31, 1999 through March 31, 2001. However, on July 17, 2001 the holder of the preference shares exchanged these shares into Series B Preferred Stock. Although the preference shares were subsequently exchanged the amounts have been reclassified in the accompanying Balance Sheet at June 30, 2001, and the Company is also preparing to file an amendment to the Annual Report on Form 10-KSB as of December 31, 2000 and Quarterly Report on Form 10-QSB as of March 31, 2001 to reclassify these amounts in accordance with the accounting literature.


Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits - none

(b)      Reports on Form 8-K

         May 8, 2001      E-Sync Networks, Inc entered into a
                          non-binding Letter of Intent (the "LOI") with
                          SpaceLogix, Inc ("Spacelogix"). In the LOI, E-Sync and SpaceLogix set forth the proposed basic terms and conditions upon which the two parties would negotiate and seek to execute and deliver to each other a definitive agreement pursuant to which SpaceLogix would merge (the "Merger") with and into a wholly-owned subsidiary of E-Sync.

         June 18, 2001    E-Sync Networks, Inc., entered into a non-binding
                          Letter of Intent (the "LOI") with CRC, Inc. ("CRC").
                          E-Sync and CRC set forth the proposed basic terms and conditions upon which the two parties would negotiate and seek to execute and deliver to each other a definitive agreement pursuant to which CRC would form a new entity into which E-Sync would contribute its ongoing businesses and CRC would contribute assets of CRC having substantially equal value (the "Proposed
                          Transaction"). In connection with the Proposed
                          Transaction, E-Sync would initially be given a 51% equity interest in the newly formed joint venture entity and CRC would make available to E-Sync a $2 million revolving loan commitment, of which $250,000 was borrowed by E-Sync on June 14, 2001.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date:  August 14, 2001             E-SYNC NETWORKS, INC.



                                        /s/ Michael A. Clark
                                        ----------------------------------
                                        Michael A. Clark.
                                        President and COO



                                        /s/ Thomas Wikander
                                        ----------------------------------
                                        Thomas Wikander.
                                        Controller (Chief Accounting Officer)