Form 10KSB/A
period 2000-12-31
E SYNC NETWORKS INC
filed 2001-09-06
CIK 107559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/ A

         (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended              DECEMBER 31, 2000
                                  ----------------------------------------------

                                       Or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EX-CHANGE ACT OF 1934 ( NO FEE REQUIRED)

         For the transition period from
                                       -----------------------------------------

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

                                 (203) 601-3000
                         (REGISTRANT'S TELEPHONE NUMBER)
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

The accompanying 10-KSB/A is an amendment to the 10-KSB as of December 31, 2000 filed by E-Sync Networks, Inc. (the "Company ") on April 17, 2001. This amendment is to reclassify the reporting for the issuance of 3,000,000 preference shares made by the Company's UK subsidiary. In the fourth quarter of 1999, in connection with the issuance of Series B Convertible Preferred Stock, the Company's U.K. subsidiary issued 3,000,000 preference shares. These preference shares were exchanged by the holder thereof for 681,818 additional shares of the Company's Series B Preferred Stock on July 17, 2001. For financial statement presentation purposes, at December 31, 1999 through March 31, 2001, these securities had been reported on the Company's stockholders' equity section of the Balance Sheet as if the 681,818 shares of Series B Preferred Stock underlying the preference shares were sold in lieu of the preference shares. In June 2001 it was determined that, because these preference shares contain a redemption provision, which is subject to the satisfaction of certain conditions, these securities should not have been classified as equity on the Company's Balance Sheet. The impact of this misclassification overstated the Company's stockholders' equity by $3 million at December 31, 1999 through March 31, 2001. However, on July 17, 2001, as indicated above, the holder of the preference shares exchanged these shares into shares of Series B Preferred Stock. Although the preference shares were subsequently exchanged, the amounts have been reclassified in the accompanying Balance Sheet at December 31, 2000, in accordance with the applicable accounting literature.

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

                                         Prices
                                         ------
    2000                          High              Low
    ----                          ----              ---
First Quarter                   16 1/16           8 1/25
Second Quarter                  12 1/8            5 1/16
Third Quarter                    6 9/16           2 13/16
Fourth Quarter                   4 1/2              25/32

                                         Prices
                                         ------
    1999                          High              Low
    ----                          ----              ---
First Quarter                    2 7/16              9/16
Second Quarter                   5 31/32           2 9/16
Third Quarter                    6 1/16            3 3/16
Fourth Quarter                  14 1/4             4

(b) Approximate number of holders of the Company's common equity:

                                                                      Approximate Number of
                                                                      Record Holders as of
           Title of Class                                                April 10, 2001
           --------------                                                --------------
Common Stock, par value $0.01                                                  553
Series A Preferred Stock, par value $0.01                                        2
Series B Preferred Stock, par value $0.01                                       14


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

The Company's general and administrative expenses were $342,000 or 9.7% higher for the year ended December 31, 2000, then for the same period in 1999. As a percent of total revenues, general & administrative expenses decreased from 46. 9% to 39.5% over the periods. The increase versus the prior year is primarily due to increases in general, sales and operations management, increases in professional fees, offset by lower recruiting costs. Management expects the level of such expenses to remain consistent in 2001.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              E-SYNC NETWORKS, INC.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors .....................................................................           17

Consolidated Balance Sheet at December 31, 2000 ....................................................           18

Consolidated Statements of Operations for the years ended December 31, 2000 and 1999................           19

Consolidated Statements of Stockholders Equity for the years ended December 31, 2000 and 1999.......           20

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999................           21

Notes to Consolidated Financial Statements..........................................................           22

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

                                                   /s/ KPMG LLP
New York, New York                                 -----------------------------
April 11, 2001

                              E-SYNC NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEET
                 (in thousands, except share and per share data)

                                                                                   DECEMBER 31, 2000
                                                                                   -----------------
                                                                                     (Reclassified,
                                                                                       see Note 1)
                          ASSETS

Current Assets:
     Cash and cash equivalents                                                         $  1,767
     Accounts receivable, less allowance for doubtful accounts of $197                    1,383
     Other current assets                                                                   170
                                                                                       --------
          Total current assets                                                            3,320

Equipment, net                                                                            3,760
Other assets                                                                                234
                                                                                       --------
          Total assets                                                                 $  7,314
                                                                                       ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable                                                                     $  1,716
     Obligations under capital leases, current portion                                       48
     Accounts payable                                                                     1,329
     Accrued expenses                                                                     1,234
     Medical benefits obligation, current portion                                            32
     Deferred revenue                                                                       267
                                                                                       --------
          Total current liabilities                                                       4,626

Obligations under capital leases, less current portion                                       10
Medical benefits obligation, less current portion                                           217
                                                                                       --------
Total liabilities                                                                         4,853

E-Sync Networks, (UK) LTD - Preference Shares                                             3,000

Stockholders' Equity:
Convertible preferred stock, par value $.01 per share, 10,000,000 shares authorized
     Series A - 1,000,000 shares issued and outstanding                                      10
     Series B - 2,352,727 shares issued and outstanding                                      23
Common stock, stated value $.01 per share,  50,000,000 shares authorized,
    8,356,355 shares issued and outstanding                                                  84
Additional paid in capital                                                               25,728
Deferred compensation                                                                       (13)
Accumulated deficit                                                                     (25,155)
Less treasury stock at cost, 992,565 shares                                              (1,216)
                                                                                       --------
          Total stockholders' deficit                                                      (539)
                                                                                       --------

Commitments and Contingencies

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  7,314
                                                                                       ========



          See accompanying notes to consolidated financial statements.

                              E-SYNC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                 December 31,
                                                    -------------------------------------
                                                       2000                       1999
                                                       ----                       ----
REVENUES:
       Managed services                             $     4,004               $     3,620
       Professional services                              5,753                     3,870
                                                    -----------               -----------
          Total revenues                                  9,757                     7,490

COST OF SALES:
       Managed services                                   3,925                     3,626
       Professional services                              5,644                     3,110
                                                    -----------               -----------
          Total cost of sales                             9,569                     6,736

GROSS MARGIN:
       Managed services                                      79                        (6)
       Professional services                                109                       760
                                                    -----------               -----------
          Total gross margin                                188                       754

OPERATING EXPENSES:
       Sales and marketing                                2,309                     2,583
       General and administrative                         3,852                     3,510
       Product development                                1,258                     1,291
       Amortization of goodwill and
          other intangible assets                           910                       133
       Intangible impairment
             and restructuring charges                    3,734                        --
       Non-cash compensation                              1,557                       309
                                                    -----------               -----------
          Total operating expenses                       13,620                     7,826

       Loss from operations                             (13,432)                   (7,072)

OTHER INCOME (EXPENSE):
       Other expense, net                                   (17)                      (97)
       Interest expense                                    (158)                      (56)
       Interest income                                      175                        62
                                                    -----------               -----------
          Total other income (expense)                       --                       (91)


Net loss                                            $   (13,432)              $    (7,163)
                                                    ===========               ===========


Basic and diluted net loss per share                $     (1.96)              $     (1.51)
                                                    ===========               ===========

Weighted average number of shares                     6,852,790                 4,752,629
                                                    ===========               ===========

           See accompanying notes to consolidated financial statements

                              E-SYNC NETWORKS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                                                       Additional
                                         Series A Preferred Stock  Series B Preferred Stock  Common Stock            Paid-In-Capital
                                         ------------------------  ------------------------  ------------            ---------------
                                         Shares            Amount  Shares            Amount     Shares      Amount
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 1998 ..........         --             --         --             --     4,884,693     1,628        5,592
Par value adjustment ..................         --             --         --             --            --    (1,579)       1,579
Exercise of options ...................         --             --         --             --       443,800         4          188
Exercise of warrants ..................         --             --         --             --     1,500,000        15        1,485
Issuance of Series A preferred
    stock .............................  1,000,000             10         --             --            --        --        2,958
Issuance of Series B
  preferred stock (reclassified
  see note 1) .........................         --             --  1,590,909             23            --        --        6,962
Issuance of stock in lieu of
    payment for services ..............         --             --         --             --        75,000         1          421
Issuance of stock to an advisor .......         --             --         --             --        32,523        --          154
Issuance of stock options in lieu
    of payment for services ...........         --             --         --             --            --        --          519
Amortization of deferred
    compensation ......................         --             --         --             --            --        --           --
Issuance of Common stock to
    Braincraft ........................         --             --         --             --       671,676         7        3,390
Net loss ..............................         --             --         --             --            --        --           --
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 1999
  (reclassified - see note 1)            1,000,000          $  10  1,590,909          $  23     7,607,692    $   76     $ 23,248
Exercise of options ...................         --             --         --             --       208,122         2          181
Issuance of Common Stock ..............         --             --         --             --       540,541         6          994
Issuance of Series B preferred
    stock .............................         --             --     80,000             --            --        --          352
Issuance of Common Stock Warrants .....         --             --         --             --            --        --          270
Issuance of stock options in lieu
    of payment for services ...........         --             --         --             --            --        --        1,355
Amortization of deferred
    compensation ......................         --             --         --             --            --        --           --
Cancelation Stock Options issued
    for services ......................         --             --         --             --            --        --         (337)
Revaluation stock options issued
    for services ......................         --             --         --             --            --        --         (335)
Net loss ..............................         --             --         --             --            --        --           --
                                         -------------------------------------------------------------------------------------------
Balance at December 31, 2000
  (reclassified - see note 1)            1,000,000          $  10  1,670,909          $  23     8,356,355    $   84     $ 25,728
                                         ===========================================================================================


                                                                                                              Total
                                                                                    Treasury Stock          Stockholders'
                                                Deferred          Accumulated   -----------------------       Equity
                                               Compensation        Deficit       Shares           Amount     (Deficit)
                                         -------------------------------------------------------------------------------
Balance at December 31, 1998.............               --         (4,560)      (992,565)         (1,216)      1,444
Par value adjustment.....................               --             --             --              --          --
Exercise of options......................               --             --             --              --         192
Exercise of warrants.....................               --             --             --              --       1,500
Issuance of Series A preferred
    stock................................               --             --             --              --       2,968
Issuance of Series B
  preferred stock (reclassified
  see note 1)............................               --             --             --              --       6,985
Issuance of stock in lieu of
    payment for services.................               --             --             --              --         422
Issuance of stock to an advisor..........               --             --             --              --         154
Issuance of stock options in lieu
    of payment for services..............             (519)            --             --              --          --
Amortization of deferred
    compensation.........................               14             --             --              --          14
Issuance of Common stock to
    Braincraft...........................               --             --             --              --       3,397
Net loss.................................               --         (7,163)            --              --      (7,163)
                                                 -------------------------------------------------------------------
Balance at December 31, 1999
  (reclassified - see note 1)                     $   (505)     $ (11,723)      (992,565)      $  (1,216) $    9,913
Exercise of options......................               --             --             --              --         183
Issuance of Common Stock.................               --             --             --              --       1,000
Issuance of Series B preferred
    stock................................               --             --             --              --         352
Issuance of Common Stock Warrants........               --             --             --              --         270
Issuance of stock options in lieu
    of payment for services..............             (355)            --             --              --       1,000
Amortization of deferred
    compensation.........................              175             --             --              --         175
Cancelation Stock Options issued
    for services.........................              337             --             --              --          --
Revaluation stock options issued
    for services                                       335             --             --              --          --
Net loss.................................               --        (13,432)            --              --     (13,432)
                                                 --------------------------------------------------------------------
Balance at December 31, 2000
  (reclassified - see note 1)                         ($13)     $ (25,155)      (992,565)      $  (1,216)   $   (539)
                                                 ====================================================================

          See accompanying notes to consolidated financial statements.

                              E-SYNC NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except share and per share data)

                                                                 DECEMBER 31, 2000   DECEMBER 31, 1999
                                                                 -----------------   -----------------
Cash flows from operating activities:
    Net loss ...............................................          $(13,432)          $ (7,163)
    Adjustments to reconcile net loss to net cash used by
       operating activities:
         Depreciation ......................................               867                396
         Amortization of Goodwill ..........................               910                132
         Amortization Notes Payable Discount ...............                51                 --
         Increase in allowance for doubtful accounts .......                75                 77
         Loss on disposal of fixed assets ..................                --                 99
         Impairment of Goodwill ............................             3,509                 --
         Non-cash compensation .............................             1,557                309
         Changes in operating assets and liabilities: ......                --                 --
             Accounts receivable ...........................              (310)              (138)
             Other current assets ..........................                16               (204)
             Accounts payable and accrued expenses .........              (683)             1,639
             Deferred Revenue ..............................                96                (53)
                                                                      --------           --------
    Net cash used in operating activities ..................            (7,344)            (4,906)

Cash flows from investing activities:
    Acquisition of Braincraft, net of cash acquired ........                --               (518)
    Capital expenditures ...................................            (1,007)            (2,952)
                                                                      --------           --------
Net cash used in investing activities ......................            (1,007)            (3,470)
                                                                      --------           --------
Cash flows from financing activities:
    Proceeds from notes payable ............................             1,850                 --
    Payments on bank loan ..................................              (800)              (764)
    Proceeds from bank loan ................................               774                750
    Proceeds from issuance of common stock .................             1,000                 --
    Proceeds from exercise of stock options and warrants ...               183              1,692
    Proceeds from issuance of preferred stock and warrants .                --             12,953
    Advance payments on Series B preferred stock ...........                --                352
    Payments under capital lease obligations, net ..........               (71)              (222)
                                                                      --------           --------
Net cash provided by financing activities ..................             2,936             14,761
                                                                      --------           --------
Net (decrease)increase in cash and cash equivalents ........            (5,415)             6,385

Cash and cash equivalents at beginning of period ...........             7,182                797
                                                                      --------           --------
Cash and cash equivalents at end of period .................          $  1,767           $  7,182
                                                                      ========           ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest ..........................................          $     44           $     67
                                                                      ========           ========
         Income Taxes ......................................          $     --           $      7
                                                                      ========           ========
    Non-cash investing activities:
         Capital lease obligations incurred for fixed asset
          acquisitions .....................................          $     --           $     74
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

         (c) RECLASSIFICATION

         In the fourth quarter of 1999, in connection with the issuance of Series B Preferred Stock, the Company's U.K. subsidiary ("E-Sync UK") issued 3,000,000 preference shares. These preference shares were exchanged by the holder thereof for 681,818 additional shares of the Company's Series B Preferred Stock on July 17, 2001. The preference shares issued by E-Sync U.K. (i) had no voting rights (other than with respect to the winding up of E-Sync U.K. and altering the rights of such shares), (ii) had a priority in payment on a winding up of E-Sync U.K., (iii) were not entitled to dividends, (iv) were non-transferable, and (v) were redeemable on November 5, 2009 subject to the satisfaction of certain conditions. For financial statement presentation purposes, at December 31, 1999 through March 31, 2001, these securities had been reported on the Company's stockholders' equity section of the Balance Sheet as if the 681,818 shares of Series B Preferred Stock underlying the preference shares were sold in lieu of the preference shares. In June 2001 it was determined that, because these preference shares contained such a redemption provision, these securities should not have been classified as equity on the Company's Balance Sheet. The impact of this misclassification overstated the Company's stockholders' equity by $3 million at December 31, 1999 through March 31, 2001. However, as indicated above, on July 17, 2001 the holder of the preference shares exchanged these shares into Series B Preferred Stock. Although the preference shares were subsequently exchanged, the amounts have been reclassified in the accompanying Balance Sheet as of December 31, 2000 in accordance with the applicable accounting literature. The following pro forma schedule reflects the effect on stockholders' equity of this reclassification at December 31, 2000.

                                                                        Proforma Adjustment
                                                         As Reported     Preference Shares    Reclassified
                                                         December 31,      exchanged into     December 31,
                                                             2000        Series B Preferred       2000
                                                             ----        ------------------       ----
   E-Sync Networks, (UK) LTD  Preference Shares            $     --           $  3,000          $  3,000
                                                           --------           --------          --------
   Stockholders' Equity:
   Convertible preferred stock,
        Series A                                                 10                                   10
        Series B                                                 23                                   23
   Common stock                                                  84                                   84
   Additional paid in capital                                28,728             (3,000)           25,728
   Deferred Compensation                                        (13)                                 (13)
   Accumulated deficit                                      (25,155)                             (25,155)
   Less treasury stock at cost, 992,565 shares               (1,216)                              (1,216)
                                                           --------           --------          --------
             Total stockholders' equity (deficit)          $  2,461           $     --          $   (539)
                                                           ========           ========          ========


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

         Diluted net loss per common share does not include the effects of (i) options to purchase 2,919,333 and 1,002,105 shares of common stock, for the years ended December 31, 2000 and 1999, respectively, (ii) the issuance of 4,772,727 shares of common stock issuable upon the conversion of Series A , B preferred stock and preference shares on an "as if" converted basis, for the years ended December 31, 2000 and 1999, (iii) warrants to purchase 156,000 shares of common stock for the year ended 2000, as the effect of their inclusion is anti-dilutive for each period.

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
                                                                ======

(4) IMPAIRMENT OF LONG LIVED ASSETS

         On November 8, 1999, the Company acquired 100% of the outstanding stock of Braincraft Learning Technologies, Inc. ("Braincraft") for a total purchase price of $3.8 million. The purchase price includes (i) $250,000 of cash, (ii) 671,676 shares of E-Sync common stock valued at $2.9 million (iii) acquisition costs of $225,000 and (iv) options valued at $542,000. The Company assigned a value of $4.6 million to goodwill and other intangible assets, of which $910,000 and $132,000 was amortized during the years ended December 31, 2000 and 1999, respectively. The Acquisition was accounted for as a purchase business combination. .

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

         Series B Convertible Preferred Stock

         In the fourth quarter of 1999, the Company issued 1,590,909 shares of Series B Convertible Preferred Stock at $4.40 per share. The Company received aggregate cash proceeds of $ 6.985 million from such sales, net of offering costs ($ 7 million of gross proceeds).

         In connection with the issuance of Series B Preferred Stock, the Company's U.K. subsidiary issued 3,000,000 preference shares. These preference shares were exchanged by the holder thereof for 681,818 additional shares of the Company's Series B Preferred Stock on July 17, 2001. The preference shares issued by E-Sync U.K. (i) had no voting rights (other than with respect to the winding up of E-Sync U.K. and altering the rights of such shares), (ii) had a priority in payment on a winding up of E-Sync U.K., (iii) were not entitled to dividends, (iv) were non-transferable, and (v) were redeemable on November 5, 2009 subject to the satisfaction of certain conditions. Because these preference shares contained a redemption provision, these securities are reclassified as mezzanine in the accompanying Balance Sheet. See Note 1 Reclassification.

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

         The following table summarizes the options granted under the plan for the period from December 31, 1998 through December 31, 2000:

                                                                Weighted Average
                                                 Shares          Exercise Price
                                                 ------          --------------
Outstanding at 12/31/98..................         760,300             $0.48
   Granted...............................         700,605             $4.02
   Exercised.............................        (443,800)            $0.43
   Expired / Canceled....................         (15,000)            $0.70
                                                ---------
Outstanding at 12/31/99..................       1,002,105             $2.97
   Granted...............................       2,657,879             $2.23
   Exercised.............................        (208,122)             $.87
   Expired / Canceled....................        (532,529)            $4.65
                                                ---------
Outstanding at 12/31/00..................       2,919,333             $2.15
                                                ---------

         At December 31, 2000 and 1999, there were 1,305,976 and 323,189 options that were exercisable.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and, accordingly, no compensation costs have been recognized for the employee stock option plan. Had compensation costs for the Company's employee stock option plan been determined based on the fair value at the grant date for awards, net earnings and earnings per share would have been reduced as follows:

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

         The following table summarizes information about the stock options at December 31, 2000.

                              OPTIONS OUTSTANDING                                               OPTIONS EXERCISABLE
  -----------------------------------------------------------------------------          ---------------------------------
     Range of               Number         Weighted Average        Weighted                  Number           Weighted
     Exercise           Outstanding at        Remaining             Average              Exercisable at        Average
      Prices               12/31/00        Contractual Life      Exercise Price             12/31/00        Exercise Price
      ------               --------        ----------------      --------------             --------        --------------
  $0.01 - $0.56            1,095,695             9.39                $0.23                  1,094,028           $0.23
  $1.16 - $1.84              853,914             9.94                $1.25                     20,000           $1.50
  $2.98 - $3.31               81,470             9.02                $3.16                     12,090           $2.98
  $4.12 - $4.62              404,484             8.87                $4.22                    168,161           $4.21
  $5.01 - $6.38              483,770             9.33                $6.17                     11,697           $5.73
                           ---------                                                        ---------
                           2,919,333             9.30                $2.15                  1,305,976           $0.83
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

         The related future lease minimum payments as of December 31, 2000 are as follows:

Year Ending December 31                                                    Capital Leases
-----------------------                                                    --------------
       2001                                                                   $54,000
       2002                                                                    10,000
                                                                              -------
Net minimum lease payment                                                     $64,000
Amount representing interest (weighted average interest rate of 13%)            6,000
                                                                              -------
Present value of net minimum capital lease payments                           $58,000
Less current portion                                                           10,000
                                                                              -------
Obligations under capital leases, excluding current portion                   $48,000
                                                                              =======


         Total rental expenses for office space, equipment and automobiles included in the results of operations for fiscal years ended December 31, 2000 and 1999, were $870,000 and $720,000 respectively. Minimum rental commitments under non-cancelable operating leases covering space and equipment are as follows:


                           Year                       Rental Commitments
                           ----                       ------------------
                           2001                           $  517,000
                           2002                              338,000
                           2003                              271,000
                           2004                              267,000
                           2005                              308,000
                                                          ----------
                                                          $1,701,000
                                                          ==========


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

The following table presents the Company's business segment financial information, in thousands:


                                                                   DECEMBER 31, 2000  DECEMBER 31, 1999
                                                                   -----------------  -----------------
REVENUE:
   Managed services                                                     $  4,004           $ 3,620
   Professional services                                                   5,753             3,870
                                                                        --------           -------
      Total revenues                                                    $  9,757           $ 7,490
                                                                        ========           =======
OPERATING INCOME (LOSS):
   Managed services                                                     $ (3,359)          $(3,788)
   Professional services                                                  (6,062)           (3,284)
                                                                        --------           -------
   Operating income (loss) from segments                                  (9,421)           (7,072)
   Impairment and restructuring charge (professional services)            (3,734)               --
   Corporate expenses, net                                                  (225)              (97)
   Interest (expense) income, net                                            (52)                6
                                                                        --------           -------
      Net earnings (loss)                                               $(13,432)          $(7,163)
                                                                        ========           =======
DEPRECIATION AND AMORTIZATION:
   Managed services                                                     $    359           $   202
   Professional services                                                      70                34
   Corporate                                                               1,337               292
                                                                        --------           -------
      Total depreciation and amortization                               $  1,766           $   528
                                                                        ========           =======
CAPITAL EXPENDITURES:
   Managed services                                                     $    335           $   927
   Professional services                                                      64                70
   Corporate                                                                 608             1,955
                                                                        --------           -------
      Total capital expenditures                                        $  1,007           $ 2,952
                                                                        ========           =======


IDENTIFIABLE ASSETS AT:                                            DECEMBER 31, 2000  DECEMBER 31, 1999
-----------------------                                            -----------------  -----------------
   Managed services                                                     $  2,744           $ 2,071
   Professional services                                                     846               708
                                                                        --------           -------
      Total assets for reportable segments                                 3,590             2,779
   Corporate                                                               3,724            14,222
                                                                        --------           -------
      Total assets                                                      $  7,314           $17,001
                                                                        ========           =======

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

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                  EXHIBIT INDEX

Exhibit                                                                      Location of exhibit in sequential
Number                          Description                                      numbering system
------                          -----------                                      ----------------
2.1       Agreement and Plan of Merger, dated as of September 27,    Incorporated by reference from Exhibit
          1999, by and among E-Sync Networks, Inc., Braincraft       2.1 of Registrant's Form 8-K dated
          Learning Technologies, Inc., BLT Acquisition Corp., Dan    November 8, 1999
          Stechow and Kevin Marth.

2.2       Amendment No. 1 to the Agreement and Plan of Merger,       Incorporated by reference from Exhibit
          dated as of November 8, 1999, by and among E-Sync          2.2 of Registrant's Form 8-K dated
          Networks, Inc., Braincraft Learning Technologies, Inc.,    November 8, 1999
          BLT Acquisition Corp., Dan Stechow and Kevin Marth.

2.3       Securities Purchase Agreement, dated as of January 28,     Incorporated by reference from Exhibit
          1999, by and among Wiltek, Inc., Commercial Electronics    2.1 of Registrant's Form 8-K dated
          Capital Partnership, L.P., and Commercial Electronics,     January 28, 1999
          L.L.C.

2.4       Stock Purchase Agreement, dated as of January 28, 1999,    Incorporated by reference from Exhibit
          by and among Jay Fitzpatrick, Boris Frenkel, F. Spencer    2.2 of Registrant's Form 8-K dated
          Pooley, Commercial Electronics Capital Partnership, L.P.   January 28, 1999
          and Commercial Electronics, L.L.C

2.5       Stock Purchase Agreement dated as of October 31, 2000,     Previously filed
          by and among E-Sync Networks Inc. and David Mack.

3.1       Articles of Incorporation                                  Incorporated by reference from
                                                                     Registrant's Definitive Proxy
                                                                     Statement dated June 23, 1999

3.2       Certificate of Amendment of Certificate of Incorporation   Incorporated by reference from Exhibit
          setting forth the terms of the "Senior Convertible         3.2 of Registrant's Form 8-K dated
          Series A Preferred Stock," as filed with the Secretary     January 28, 1999
          of the State of the State of Connecticut on January 26,
          1999.

4.1       Certificate of Designations, Preferences and Rights        Incorporated by reference from the
          of Senior Convertible Series B Preferred Stock of E-Sync   Registrants form 10KSB dated December
          Networks, Inc.                                             31, 1999

4.2       Amended and Restated Registration Rights Agreement,        Incorporated by reference from the
          dated as of November 1, 1999, among Commercial             Registrants form 10KSB dated December
          Electronics Capital Partnership, L.P., Commercial          31, 1999
          Electronics, L.L.C., the New Purchasers listed therein,
          and E-Sync Networks, Inc.

4.3       Subordinated Term Promissory Note dated August 15, 2000    Incorporated by reference from the
          between E-Sync Networks, Inc. and Michael P. Schulhof      Registrants form 10QSB dated September
                                                                     30, 2000

4.4       Subordinated Term Promissory Note dated August 15, 2000    Incorporated by reference from the
          between E-Sync Networks, Inc. and John C. Maxwell          Registrants form 10QSB dated September
                                                                     30, 2000

4.5       Transferable Warrants to Purchase Common Stock of E-Sync   Incorporated by reference from the
          Networks, Inc. dated August 15, 2000, issued to Michael    Registrants form 10QSB dated September
          P. Schulhof                                                30, 2000

4.6       Transferable Warrants to Purchase Common Stock of E-Sync   Incorporated by reference from the
          Networks, Inc. dated August 15, 2000, issued to John C.    Registrants form 10QSB dated September
          Maxwell                                                    30, 2000

4.7       Accounts Receivable Financing Agreement Between E-Sync     Incorporated by reference from the
          Networks, Inc. and Silicon Valley Bank dated September     Registrants form 10QSB dated September
          22, 2000.                                                  30, 2000

4.8       Warrant to Purchase Common Stock of E-Sync Networks, Inc   Incorporated by reference from the
          dated September 22, 2000 issued to Silicon Valley Bank     Registrants form 10QSB dated September
                                                                     30, 2000

4.9       Amended and Restated Convertible Term Promissory Note      Previously filed
          dated December 22, 2000, between E-Sync Networks, Inc.
          and CE Capital Partnership, L.P.

4.10      Transferable Warrants to Purchase Common Stock of E-Sync   Previously filed
          Networks, Inc. dated December 22, 2000, issued to CE
          Capital Partnership, L.P.

10.1      Form of Employment Agreement between the Registrant and    Previously filed
          Michael W.G.Fix

10.3      Office Lease, dated as of March 25, 1999, between          Incorporated by reference from the
          Fairhaven Investors Limited Partnership and Wiltek, Inc.   Registrants form 10KSB dated December
                                                                     31, 1999

21        List of the Registrant's subsidiaries                      Incorporated by reference from the
                                                                     Registrants form 10KSB dated December
                                                                     31, 1999

23        Consent of KPMG LLP                                        Filed herewith


         1. (b) Reports on Form 8-K -None

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

Date:  September 5, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ Michael A. Clark                               Date: September 5, 2001
---------------------------------
Michael A. Clark
Director

/s/ John C. Maxwell III                            Date: September 5, 2001
---------------------------------
John C. Maxwell III
Director

/s/ Graeme MacLetchie                              Date: September 5, 2001
---------------------------------
Graeme MacLetchie
Director

/s/ Nathan Gantcher                                Date: September 5, 2001
---------------------------------
Nathan Gantcher
Director

/s/ Stephen D. Grubbs                              Date: September 5, 2001
---------------------------------
Stephen D. Grubbs
Director