Form 10QSB
period 2001-09-30
E SYNC NETWORKS INC
filed 2001-11-14
CIK 107559

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

            (Mark one)
              [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001


               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                                THE EXCHANGE ACT

For the transition period from                         to
                              -------------------------   ---------------------

Commission file number                         0-2401
                      ---------------------------------------------------------

                              E-SYNC NETWORKS, INC
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                                     06-0625999
      ------------------------------                   ------------------
      State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                   Identification No.)

                      35 Nutmeg Drive, Trumbull, CT 06611
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                 (203) 601-3000
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

Yes  (X)  No  ( )


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

             Class                               Outstanding at November 1, 2001
------------------------------                   -------------------------------
 Common Stock Par Value $.01                           7,436,805 shares

Transitional Small Business Disclosure Format (Check one): Yes___ No _X_

                              E-SYNC NETWORKS, INC.

                                      INDEX

                                                                                 Page No.
                                                                                 -------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheet at September 30, 2001                            3

         Condensed Consolidated Statements of Operations

                  For the Three and Nine Months Ended September 30, 2001 and 2000    4

         Condensed Consolidated Statements of Cash Flows

                  For the Nine Months Ended September 30, 2001 and 2000              5

         Notes to Condensed Consolidated Financial Statements                        6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  12


PART II  OTHER INFORMATION

Item 1  Legal Proceedings                                                           16

Item 2. Changes in Securities and Use of Proceeds                                   16

Item 4. Submission of Matters to a Vote of Security Holders                         17

Item 6  Exhibits and Reports on Form 8-K                                            18


                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              E-SYNC NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEET

                 (in thousands, except share and per share data)


                                                                                 SEPTEMBER 30,
                                                                                     2001
                                                                                 -------------
                                                                                  (unaudited)
                                 ASSETS

Current Assets:
     Cash and cash equivalents ..................................................   $    403
     Accounts receivable, less allowance for doubtful accounts of $112 ..........      1,313
     Other current assets .......................................................         53
                                                                                    --------
          Total current assets ..................................................      1,769

Equipment, net ..................................................................      2,970
Other assets ....................................................................        223
                                                                                    --------

          Total assets ..........................................................   $  4,962
                                                                                    ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable ..............................................................   $  2,566
     Obligations under capital leases, current portion ..........................         42
     Accounts payable ...........................................................      2,354
     Accrued expenses ...........................................................      1,203
     Medical benefits obligation, current portion ...............................         37
     Deferred revenue ...........................................................         64
                                                                                    --------
          Total current liabilities .............................................      6,266

Obligations under capital leases, less current portion ..........................          6
Medical benefits obligation, less current portion ...............................        204
                                                                                    --------
Total liabilities ...............................................................      6,476


Stockholders' Equity:
Convertible preferred stock, par value $.01 per share, 10,000,000 shares authorized
     Series A - 1,000,000 shares issued and outstanding .........................         10
     Series B - 2,352,727 shares issued and outstanding .........................         23
Common stock, stated value $.01 per share,  50,000,000 shares authorized,
    8,414,320 shares issued and outstanding .....................................         84
Additional paid in capital ......................................................     28,988
Accumulated deficit .............................................................    (29,403)
Less treasury stock at cost, 992,565 shares .....................................     (1,216)
                                                                                    --------
          Total stockholders' deficit ...........................................     (1,514)
                                                                                    --------

Commitments and Contingencies

          Total liabilities and stockholders' equity ............................   $  4,962
                                                                                    ========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              E-SYNC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                               -------------------------          -------------------------
                                                   2001          2000                2001           2000
                                               ----------     ----------          ----------     ----------
                                                        (unaudited)                    (unaudited)
REVENUES:
     Managed services                          $      983     $      887          $    3,328     $    2,915
     Professional services                          1,019          1,054               3,191          4,469
                                               ----------     ----------          ----------     ----------
        Total revenues                              2,002          1,941               6,519          7,384

COST OF SALES:
     Managed services                               1,170          1,149               3,381          3,065
     Professional services                            774          1,554               2,870          4,302
                                               ----------     ----------          ----------     ----------
        Total cost of sales                         1,944          2,703               6,251          7,367

GROSS MARGIN:
     Managed services                                (187)          (262)                (53)          (150)
     Professional services                            245           (500)                321            167
                                               ----------     ----------          ----------     ----------
        Total gross margin                             58           (762)                268             17

OPERATING EXPENSES:
     Sales and marketing                              239            562                 957          1,844
     General and administrative                       907          1,194               2,612          3,697
     Product development                               83            296                 262            969
     Non-cash compensation                             --             70                 323            631
                                               ----------     ----------          ----------     ----------
        Total operating expenses                    1,229          2,122               4,154          7,141

     Loss from operations                          (1,171)        (2,884)             (3,886)        (7,124)

OTHER INCOME (EXPENSE):
     Other expense, net                                 2             --                   4             (7)
     Interest expense                                 (96)           (51)               (380)          (103)
     Interest income                                    2             21                  14            190
                                               ----------     ----------          ----------     ----------
        Total other income (expense)                  (92)           (30)               (362)            80
                                               ----------     ----------          ----------     ----------

Net loss                                       $   (1,263)    $   (2,914)         $   (4,248)    $   (7,044)
                                               ==========     ==========          ==========     ==========

Basic and diluted net loss per share           $    (0.17)    $    (0.43)         $    (0.57)    $    (1.04)
                                               ==========     ==========          ==========     ==========

Weighted average number of shares               7,434,192      6,804,430           7,408,007      6,750,962
                                               ==========     ==========          ==========     ==========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             E-SYNC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (in thousands, except share and per share data)

                                                                                         NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2001     SEPTEMBER 30, 2000
                                                                           ----------------------------------------------
                                                                                            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss ................................................................       $(4,248)               $(7,044)
    Adjustments to reconcile net loss to net cash used by operating activities
         Depreciation .......................................................           793                    633
         Amortization of goodwill and other intangible assets ...............            --                    683
         Amortization of loan discount ......................................           196                     17
         Non-cash compensation ..............................................           323                    631
         Changes in operating assets and liabilities:
             Accounts receivable ............................................            69                   (811)
             Other current assets ...........................................            58                    (90)
             Accounts payable and accrued expenses ..........................           909                   (421)
                                                                                    -------                -------
         Net cash used in operating activities ..............................        (1,900)                (6,402)

CASH FLOWS FROM INVESTING ACTIVITIES:

         Capital expenditures ...............................................          (123)                  (981)
                                                                                    -------                -------
Net cash used in investing activities .......................................          (123)                  (981)
                                                                                    -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from notes payable ........................................           665                  1,000
         Proceeds from  on bank loan ........................................            --                    271
         Payments on bank loan ..............................................           (11)                   (40)
         Proceeds from exercise of stock options and warrants ...............            15                    177
         Payments under capital lease obligations, net ......................           (10)                   (63)
                                                                                    -------                -------
Net cash provided by financing activities ...................................           659                  1,345
                                                                                    -------                -------

Net decrease in cash and cash equivalents ...................................        (1,364)                (6,038)

Cash and cash equivalents at beginning of period ............................         1,767                  7,182
                                                                                    -------                -------

Cash and cash equivalents at end of period ..................................       $   403                $ 1,144
                                                                                    =======                =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Cash paid during the period for:
           Interest .........................................................       $     2                $     4
                                                                                    =======                =======


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             E-SYNC NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

1. ORGANIZATION AND BASIS OF ACCOUNTING

The condensed consolidated balance sheet of E-Sync Networks, Inc. (the "Company") as of September 30, 2001, and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of September 30, 2001, and for the three and nine months then ended, should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2000. The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2000.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company continues to incur substantial net losses and negative operating cash flow and revenues have been insufficient to cover costs of operations for the three and nine months ended September 30, 2001. The Company has a working capital deficit of $4.5 million and an accumulated deficit of $29.4 million. Management believes the Company's ability to continue as a going concern is dependent upon its ability, among other things, consummate the Proposed Transaction (as defined below), to obtain additional financing and to achieve increased revenue to generate sufficient cash flow to meet its obligations on a timely basis. Our Annual Report on Form 10-KSB/A for the year ended December 31, 2000 included a report from our independent auditors containing an explanatory paragraph stating that we have recurring losses from operations, have a working capital deficiency and an accumulated deficit that raise substantial doubt about our ability to continue as a going concern.

On August 6, 2001, the Company entered into a definitive agreement (the "Agreement") with CRC, Inc. ("CRC"). Pursuant to the Agreement, upon the satisfaction or waiver of all of the conditions to closing set forth therein, the Company will contribute substantially all of its assets and business (the "ESNI Contributed Assets") to a newly formed joint venture entity (the "JV") and CRC will contribute assets and business (the "CRC Contributed Assets") substantially equal in revenues to the ESNI Contributed Assets to the JV (the "Proposed Transaction"). In connection with the consummation of the Proposed Transaction, the Company will initially be given a 51% equity interest in the JV. CRC will receive a 49% equity interest in the JV in exchange for the contribution of the CRC Contributed Assets. The Company will account for the investment in the JV by the equity method of accounting for an unconsolidated subsidiary.

In addition to the consideration set forth above, CRC will make available to the Company a $2 million revolving loan commitment. Through November 12, 2001 the Company has received $550,000 of this loan commitment. In addition, through November 12, 2001 , CRC has advanced the Company operating funds aggregating $127,000. The Company and CRC entered into a Pledge and Security Agreement (the "Security Agreement") pursuant to which such loans, along with all other liabilities of the Company to CRC, are secured by all of the assets of the Company.

In addition, the Company will grant CRC a warrant to acquire up to 10% of Company's capital stock on a fully diluted basis determined as of the close of business on the closing date of the Proposed Transaction. The exercise price for such warrants will be at a discount to market. The Company will grant registration rights to CRC at the closing in connection with the issuance of the warrant.

CRC will have an option to purchase up to an additional 17% interest in the JV. CRC may not exercise this option for 18 months, unless the Company has defaulted under the terms of the loan, or has undergone a change of control or bankruptcy. This option will be exercisable for five years from the closing of the Proposed Transaction, or if later, until two years after the loan is repaid in full.

On October 15, 2001, the Company's stockholders approved a resolution authorizing the Company to complete the Proposed Transaction. Certain conditions required to complete the Proposed Transaction, including but not limited to, satisfactory agreements with the Company's creditors and the establishment of a credit facility for the JV, have not yet been satisfied. The Company and CRC are in discussions to either modify or satisfy these conditions. Additionally, CRC has notified the Company that advances which have been made to the Company in anticipation of CRC's $2 million loan commitment to the Company are currently in default, as a result of the delay in closing the Proposed Transaction. The Company and CRC are in discussions to modify the terms that have caused this event of default. There can be no assurance that these efforts will be successful.

Subject to certain exceptions, in the event that the Proposed Transaction does not close by December 31, 2001, the Company would owe a break-up fee to CRC of $500,000.

2. STOCKHOLDERS EQUITY

In the fourth quarter of 1999, in conjunction with the issuance of Series B Preferred Stock, the Company's U.K. subsidiary issued 3,000,000 preference shares. These preference shares were exchangeable at the option of the holder into 681,818 shares of the Company's Series B Preferred Stock. On July 17, 2001, these preference shares were exchanged by the holder thereof for 681,818 shares of the Company's Series B Preferred Stock.

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

Options to purchase 2,588,581 shares and 2,021,443 shares of common stock at prices ranging from $0.01 to $15.00 were outstanding at September 30, 2001 and 2000, respectively. At September 30, 2001 and 2000, 3,352,727 convertible preferred shares were outstanding. All the stock options and convertible preferred shares were excluded from the calculation of diluted EPS for the three and nine month periods ended June 30, 2001 and 2000, because the Company experienced a loss for those periods and inclusion of such securities would have had an anti-dilutive effect.

5. STOCK OPTIONS

During 2000, the Company issued to various consultants fully vested options to purchase 20,000 shares of common stock, at exercise prices from $1.19 to $1.81 per share, in exchange for their professional services. These options are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model and this cost is amortized over the applicable service periods. The Company amortized approximately $6,000 during the nine months ended September 30, 2001. In addition, during 2001 the Company issued to various consultants fully vested options to purchase 7,500 shares of common stock, at an exercise price of $1.06 per share, in exchange for providing services. The Company amortized approximately $7,000 during the nine months ended September 30, 2001 related to these options. Such amounts are included in non-cash compensation in the statements of operations.

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

During 2001, the Company granted options at the then fair value to purchase approximately 720,000 shares of common stock to employees at prices ranging from $0.80 to $1.09. These options are exercisable for a ten-year period and vest over three years.

Options to purchase 5,000 and 63,000 shares of common stock were exercised during the three and nine months ended September 30, 2001, respectively. The Company received proceeds of approximately $1,000 and $15,000, respectively, upon the exercise of such options.

6. COMMITMENTS AND CONTINGENCIES

During August 2000, the Company received $1,000,000 from affiliates in connection with the issuance of subordinated term notes which were payable on August 15, 2001. The notes bear an interest rate of 12% per annum. The principal balance was due at maturity. However, in the event the Company receives proceeds in excess of $3,000,000 from the sale of securities, the holders may demand prepayment of all or any part of the then outstanding balance. At September 30, 2001 the outstanding principal balance was $1,000,000. The Company has entered into agreements with the holders of these notes, who are affiliates, to convert the outstanding principal and accrued interest into Senior Convertible Series C Preferred Stock, at $0.36 per share, effective upon consummation of the Proposed Transaction.

In connection with the issuance of these notes, the Company issued warrants to purchase 30,000 shares of the Company's common stock at exercise prices ranging from $3.85 to $5.50 per share. The warrants are transferable and expire on August 15, 2005. A value of approximately $167,000 was ascribed to these warrants using the Black-Scholes pricing model. The value of the warrants was recorded as a reduction to the notes payable with a corresponding increase to additional paid-in capital. This value was amortized as interest expense over the one-year term of the notes. For the three and nine months ended September 30, 2001, the Company amortized approximately $27,000 and $109,000, respectively, which is included in interest expense in the consolidated statement of operations.

During December 2000, the Company received $ 850,000 and an additional $150,000 during the six months ended June 30, 2001 from an affiliate in connection with the issuance of subordinated term notes payable. The notes bear an interest rate of 10% per annum. The principal balance and interest was payable at the maturity date of May 31, 2001. The note and accrued interest will automatically convert in the event the Company receives proceeds in excess of $3,500,000 from the sale of securities under the same terms as such sale. In the event the note is not automatically converted and the note is not repaid prior to May 31, 2001, the holder may convert a portion of the note into common stock at $0.25 per share, not to exceed approximately 600,000 shares. At September 30, 2001, the outstanding principal balance was $1,000,000. The Company has entered into agreements with the holders of these notes, who are affiliates, to convert the outstanding principal balance and accrued interest into equity of the Company. The notes will be partially converted into 661,683 shares of common stock at a conversion price of $0.25 per share effective upon consummation of the Proposed Transaction. The remaining balance will be converted into Senior Convertible Series C Preferred Stock at $0.36 per share, effective upon consummation of the Proposed Transaction.

In connection with the issuance of these notes, the Company issued warrants to purchase 108,000 shares of the Company's common stock at an exercise price of $1.25 per share. The warrants are transferable and expire on December 22, 2005. A value of approximately $88,000 was ascribed to these warrants using the Black-Scholes pricing model. The value of the warrants was recorded as a reduction to the notes payable with a corresponding increase to additional paid-in capital. This value is being amortized as interest expense over the term of the notes. For the nine months ended September 30, 2001, the Company amortized approximately $88,000, which is included in interest expense in the consolidated statement of operations

The Company's inactive subsidiary, Braincraft Learning Technologies Inc. ("Braincraft"), also has an outstanding line of credit with a commercial bank of $100,000 bearing interest at 2% above the bank's prime rate, of which the Company is a guarantor. The amount outstanding under the line of credit at September 30, 2001 was approximately $52,000.

7. RESTRUCTURING RESERVE

During the fourth quarter of 2000, the Company committed to a plan to discontinue the operations of its web design consulting business, which was the principal activity of Braincraft. As a result, the Company recorded a charge totaling $225,000 for minimum lease payments and other costs to shut down these operations. During the three and nine months ended September 30, 2001, approximately $38,000 and 198,000, respectively, for employee severance, fixed asset disposals and lease termination costs were charged to this reserve. The shut down was substantially completed during the second quarter of 2001.

8. OTHER

The Company had previously entered into a non-binding letter of intent with Howard Systems Inc ("HSI") to sell its professional services business to HSI. The Company terminated this letter of intent when it entered in a letter of intent with CRC. HSI filed a lawsuit which alleged claims for breach of contract, fraud and violation of the Connecticut Unfair Trade Practices Act arising out of the Company's entry into a letter of intent with CRC and termination of its letter of intent with HSI. The complaint sought a temporary injunction and compensatory and punitive damages. The Company, CRC and HSI have entered into settlement agreements and HSI has withdrawn the complaint against the Company. The Company did not incur any liability as a result of this action.

On September 26, 2001, QWEST Communications Corporation, a trade creditor filed a lawsuit against the Company seeking payment of $207,000 for services. In addition the creditor is also seeking costs and interest. The Company intends to defend the action.

Prior to November 12, 2001 the Company's Common Stock was traded over the counter and quoted on the NASDAQ Small Cap Market System under the symbol "ESNI". Effective as of the opening of business on November 12, 2001, the Company's Common Stock was delisted from the Nasdaq Small Cap Market System, and, simultaneously, the Company's common stock became eligible to be traded on the OTC Bulletin Board. The Company's symbol of "ESNI" was not changed by such delisting.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS 137 (Accounting for Derivative Instruments and Hedging Activities -- Deferral of the effective date of SFAS No. 133 - an Amendment of SFAS No. 133), is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued to provide additional implementation guidance related to SFAS 133. The Company adopted this statement January 1, 2001. Adoption of these statements did not have a material effect on the Company's financial position or results of operations for the three and nine months ended September 30, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS is not expected to have a significant impact on our results of operations.

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

In August 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 requires an entity to test an asset for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the asset's carrying amount. Companies are required to adopt Statement 142 for fiscal years beginning after December 15, 2001. The Company plans to adopt this statement on January 1, 2002. The adoption of SFAS No. 142 is not expected to have a significant impact on the Company's financial position or results of operations as the Company does not have significant amounts of long-lived assets.

10. BUSINESS SEGMENT INFORMATION

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

The following table presents the Company's business segment financial information, in thousands:

                                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                     SEPTEMBER 30,                              SEPTEMBER 30,
                                               --------------------------                ---------------------------
                                                2001               2000                   2001                2000
                                                ----               ----                   ----                ----
REVENUE:
   Managed services .....................      $   983            $   887                $ 3,328             $ 2,915
   Professional services ................        1,019              1,054                  3,191               4,469
                                               -------            -------                -------             -------
      Total revenues ....................      $ 2,002            $ 1,941                $ 6,519             $ 7,384
                                               =======            =======                =======             =======

OPERATING LOSS:
   Managed services .....................      $  (790)           $  (942)               $(2,173)            $(2,699)
   Professional services ................         (381)            (1,942)                (1,713)             (4,425)
                                               -------            -------                -------             -------
   Operating loss from segments .........       (1,171)            (2,884)                (3,886)             (7,124)
   Other income (expenses), net .........            2                 --                      4                  (7)
   Interest (expense) income, net .......          (94)               (30)                  (366)                 87
                                               -------            -------                -------             -------
      Net loss ..........................      $(1,263)           $(2,914)               $(4,248)            $(7,044)
                                               =======            =======                =======             =======

DEPRECIATION AND AMORTIZATION:
   Managed services .....................      $   195            $    87                $   420             $   249
   Professional services ................           15                 23                     55                  65
   Corporate ............................          106                352                    318               1,002
                                               -------            -------                -------             -------
      Total depreciation and amortization      $   316            $   462                $   793             $ 1,316
                                               =======            =======                =======             =======

CAPITAL EXPENDITURES:

   Managed services .....................      $    12            $    44                $    78             $   291
   Professional services ................            2                 30                     44                  34
   Corporate ............................           --                 --                      1                 656
                                               -------            -------                -------             -------
      Total capital expenditures ........      $    14            $    74                $   123             $   981
                                               =======            =======                =======             =======

                             IDENTIFIABLE ASSETS AT:                              SEPTEMBER 30, 2001
                                                                                  ------------------
                             Managed services .................................         $1,388
                             Professional services ............................            905
                                                                                        ------
                                Total assets for reportable segments...........          2,293


                             Corporate ........................................          2,669
                                                                                        ------
                                Total assets ..................................         $4,962
                                                                                        ======

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is an e-commerce enabler, providing global messaging solutions for Fortune 1000 companies. The Company offers a suite of enterprise communication infrastructure capabilities that facilitate secure and reliable information exchange. The Company's managed services include secure online messaging, outsourced e-mail services, directory and fax services and hosted communications. In addition, the Company has a highly qualified professional services organization, which directs its efforts toward providing network design and integration, messaging integration and message platform migration services.

The Company's strategy, which was adopted during the fourth quarter of 2000, is to leverage its relationships with key channel partners to extend its core messaging solutions into vertical solution frameworks initially for the insurance and healthcare markets. Previously, the Company had focused much of its efforts towards the development of supply chain management software, which efforts were discontinued during 2000 through a reprioritization of capital resources toward core messaging activities that comprise the majority of the Company's business and revenue.

The Company continues to incur substantial net losses and negative operating cash flow and revenues have been insufficient to cover costs of operations for the three and nine months ended September 30, 2001. Management believes the Company's ability to continue as a going concern is dependent upon its ability, among other things, to consummate the Proposed Transaction, to obtain additional financing and to achieve increased revenue to generate sufficient cash flow to meet its obligations on a timely basis.

On August 6, 2001 the Company entered into definitive agreements to create a new joint venture entity (the "JV") with CRC Inc. ("CRC"). The definitive agreements call for the Company to contribute its business and substantially all of its assets to the JV at the closing, and for CRC to simultaneously contribute business and assets substantially equal in revenues to the JV. The JV would initially be 51% owned by Company. The Company will account for the investment in the JV by the equity method of accounting for an unconsolidated subsidiary.

On October 15, 2001, the Company's stockholders approved a resolution authorizing the Company to complete the Proposed Transaction. Certain conditions required to complete the Proposed Transaction, including but not limited to, satisfactory agreements with the Company's creditors and the establishment of a credit facility for the JV have not yet been satisfied. The Company and CRC are in discussions to either modify or satisfy these conditions. Additionally, CRC has notified the Company that advances which have been made to the Company in anticipation of CRC's $2 million loan commitment to the Company are currently in default, as a result of the delay in closing the Proposed Transaction. The Company and CRC are in discussions to modify the terms that have caused this event of default. There can be no assurance that these efforts will be successful.

Subject to certain exceptions, in the event that the Proposed Transaction does not close by December 31, 2001, the Company would owe a break-up fee to CRC of $500,000.

It is expected that the JV will be able to provide new and expanded products and services to the Company's and CRC's customers while reducing the Company's dependence on a small number of current customers. It is also expected that the JV will operate at an overall combined lower cost. The Proposed Transaction is not expected to occur until the fourth quarter of 2001 and the benefits are not anticipated to be realized until the year 2002. It is expected that the Company will incur additional costs through the end of the year 2001 to complete the Proposed Transaction which will impact the Company's current operations.

In connection with the Proposed Transaction, CRC will make available to the Company a $2 million revolving loan commitment. To date the Company has received $550,000 of this loan commitment. In addition, to date, CRC has advanced the Company operating funds aggregating $127,000.00. The Company and CRC entered into a Pledge and Security Agreement pursuant to which these loans, along with all other liabilities of the Company to CRC, are secured by all of the assets of the Company.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

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

Managed Services revenues increased by 10.8 % and Professional Services revenues decreased by 3.3% in the three months ended September 30, 2001 compared to the same period in 2000. Managed Services revenue increased primarily due to new customers and an increase in customer volume. The decrease in Professional Services revenue is primarily due to the web design services which were discontinued in the first quarter of 2001. Net of the effect of the web design services, Professional Services revenue increased 13.8% from the prior period, principally due to increase in consulting services provided.

Gross margin was 2.9% for the three months ended September 30, 2001, compared to negative gross margin of (39.0%) or ($769,000) for the three months ended September 30, 2000. Managed Services recognized a negative gross margin of (19.0%) or ($187, 000) for three months ended September 30, 2001 compared to a negative gross margin of (29.5%) or ($262,000) for the three months ended September 30, 2000. The gross margin for Professional Services was 24.0% or $245,000 for three months ended September 30, 2001 compared to a negative gross margin of (47.4%) or ($500,000) for the three months ended September 30, 2000. The increase in Managed Services gross margin is mainly due to increased volume. The increase in Professional Services is mainly due to lower costs resulting principally from the web design operations which were shut down during the second quarter of 2001. Excluding the web design operations, the gross margin was 28.6 % during the three months ended September 30, 2001 compared to 20.6 % for the same period in 2000. The increase in margin was mainly due to higher consulting revenue.

Sales and marketing expenses decreased $323,000, or 57%, in the current quarter, and as a percent of total revenues decreased from 28.9% in the three months ended September 30, 2000, to 11.9% for the three months ended September 30, 2001. The decrease is a result of the Company's efforts to reduce operating expenses. The lower expenses are principally attributable to reduced sales promotion activity and reduced use of outside consultants. Management expects the level of such expenses to remain consistent in 2001 through the closing of the Proposed Transaction.

The Company's general and administrative expenses decreased $287,000 or 24.0% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The decrease is primarily due to reduced goodwill amortization. During the fourth quarter of 2000, the Company recorded an impairment charge related to the remaining goodwill balance at December 31, 2000. In addition, compensation and consultant expenses were lower as result of the Company's efforts to reduce costs. Due to the Proposed Transaction, management expects general and administrative expenses to increase through the remainder of 2001.

Research and development expenditures were $83,000 and $296,000 for the three months ended September 30, 2001 and 2000, respectively. The decreased expense for the current quarter was mainly due to a reduction in research and development personnel and use of outside consultants. To date, all development costs have been expensed in the period incurred.

Interest expense was $96,000 for the three months ended September 30, 2001 as compared to $51,000 in the same period in 2000. The increase is due to the increase in borrowings during 2001.

Interest income was $2,000 for the three months ended September 30, 2001, as compared to $21,000 in the same period in 2000. The decrease was mainly due to higher available funds invested during 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Managed Services revenues increased by 14.2% and Professional Services revenues decreased by 28.6% for the nine months ended September 30, 2001. Managed Services revenues increased primarily due to new customers and increased volume. The decrease in Professional Services revenue is primarily due to the shut down of web design services which were discontinued in the first quarter 2001.

Gross margin increased to 4.1% for the nine months ended September 30, 2001, compared to 0.2% for the nine months ended September 30, 2000. Gross margin for Managed Services was a negative (1.6) % or ($53, 000) for the nine months ended September 30, 2001, compared to a negative (5.1 %) or ($150, 000) for the nine months ended September 30, 2000. Gross margin for Professional Services was 10.1% or $321,000 for the nine months ended September 30, 2001 compared to 3.7% or $167,000 for the nine months ended September 30, 2000. The increase in Professional Services' margin is due to reduced costs incurred from the web design operations which were shut down during the first quarter of 2001 and lower personnel related costs. Excluding the web design operations, the gross margin was 31.6 % during the nine months ended September 30, 2001 compared to
20.0 % for the same period in 2000.

Sales and marketing expenses decreased $887,000, or 48%, for the nine months ended September 30, 2001, and as a percent of total revenues decreased from 25.0% in the nine months ended September 30, 2000, to 14.7% for the nine months ended September 30, 2001. The lower expenses are principally in the areas of reduced sales promotion activity and reduced use of outside consultants. Management expects the level of such expenses to remain consistent in 2001 through the closing of the Proposed Transaction.

The Company's general and administrative expenses were $1,085,000 or 29.3% lower for the nine months ended September 30, 2001, than for the nine months ended September 30, 2000. As a percentage of total revenues, general and administrative expenses decreased from 50.1% to 40.1% over the periods. The decrease is due in part to reduced goodwill amortization. During the fourth quarter of 2000, the Company record an impairment charge related to the remaining goodwill balance at December 31, 2000. In addition, compensation and consultant expenses were lower as result of the Company's efforts to reduce costs. Due to the Proposed Transaction, management expects general and administrative expenses to increase through the remainder of 2001.

Research and development expenditures were $ 262,000 and $969,000 for the nine months ended September 30, 2001, and 2000, respectively. The decreased expense was mainly due to a reduction in research and development personnel and the use of outside consultants. To date, all development costs have been expensed in the period incurred.

Interest expense was $380,000 for the nine months ended September 30, 2001 as compared to $103,000 for the same period in 2000. The increase is due to the increase in borrowings during 2001.

Interest income was $14,000 for the nine months ended September 30, 2001, as compared to $190,000 for the same period in 2000. The decrease was mainly due to higher available funds invested during 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1.4 million during the nine months ended September 30, 2001 from $1.8 million at December 31, 2000. At September 30, 2001, the Company had a working capital deficit (current assets minus current liabilities) of approximately $4.5 million. Net cash used in operating activities was $1.9 million for the nine months ended September 30, 2001. Net cash flows used in operating activities in the period reflect net losses of $4.2 million, offset by non-cash expenses of approximately $1.3 million and changes in working capital of approximately $1.0 million.

As of September 30, 2001, the Company had $403,000 of cash and cash equivalents. The Company has an accumulated deficit of $29.4 million as of September 30, 2001. The Company continues to incur substantial net losses and negative operating cash flow. The Company will need additional financing to meet current operating cash requirements. If the Company is unable to raise additional financing or generate sufficient cash flow, it may be unable to continue as a going concern. Even if the Company is successful in obtaining funding to meet current operating expenses, the Company will need to substantially increase its revenues or its losses will continue indefinitely. Even if the Company's efforts to increase revenue are successful, there will be a delay in making this revenue available to fund operating expenses. The Company will need to raise additional funds to maintain current operating expenses and those expenses needed to support efforts to increase revenue. If the Company is not successful in securing additional funding, the Company's business will be seriously harmed. Our principal commitments consist of subordinated convertible notes, notes payable, obligations under capital and operating leases and accounts payable. Our annual report on Form 10-KSB/A for the year ended December 31, 2000 included a report from our independent auditors containing an explanatory paragraph stating that we have recurring losses from operations, have a working capital deficiency and an accumulated deficit that raise substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing to generate sufficient cash flow to meet its obligations on a timely basis as may be required and ultimately to achieve profitable operations. Management is implementing internal actions to improve operations and liquidity, including a reduction of the Company's workforce and closure of some of our businesses operating with negative cash flows. The internal actions to date to reduce operating expenses will not be sufficient to reach positive cash flow. In addition to these internal actions, management is considering external financing options, such as strategic alliances, debt, or equity offerings. There can be no guarantee that these efforts will be successful. Such offerings can have a dilutive effect on the Company's shareholders.

On August 6, 2001, the Company entered into a definitive agreement (the "Agreement") with CRC, Inc., ("CRC"). Pursuant to the Agreement, upon the satisfaction or waiver of all of the conditions to closing set forth therein, the Company will contribute substantially all of its assets and business (the "ESNI Contributed Assets") to a newly formed joint venture entity (the "JV") and CRC will contribute assets and business (the "CRC Contributed Assets") substantially equal in revenues to the ESNI Contributed Assets to the JV (the "Proposed Transaction"). In connection with the consummation of the Proposed Transaction, the Company will initially be given a 51% equity interest in the JV. CRC will receive a 49% equity interest in the JV in exchange for the contribution of the CRC Contributed Assets. The Company will account for the investment in the JV by the equity method of accounting for an unconsolidated subsidiary.

In addition to the consideration set forth above, CRC will make available to the Company a $2 million revolving loan commitment. Through November 12, 2001 the Company has received $550,000 of this loan commitment. In addition, through November 12, 2001, CRC has advanced the Company operating funds aggregating $127,000. The Company and CRC entered into a Pledge and Security Agreement, pursuant to which these loans, along with all other liabilities of the Company to CRC, are secured by all of the assets of the Company.

In addition, the Company will grant CRC a warrant to acquire up to 10% of Company's capital stock on a fully diluted basis determined as of the close of business on the closing date of the Proposed Transaction. The exercise price for such warrants will be at a discount to market. E-Sync will grant registration rights to CRC at the closing in connection with the issuance of the warrant.

CRC will have an option to purchase up to an additional 17% interest in the JV. CRC may not exercise this option for 18 months, unless the Company has defaulted under the terms of the loan, or has undergone a change of control or bankruptcy. This option will be exercisable for five years from the closing of the Proposed Transaction, or if later, until two years after the loan is repaid in full.

On October 15, 20001, the Company's stockholders approved a resolution authorizing the Company to complete the Proposed Transaction. Certain conditions required to complete the Proposed Transaction, including but not limited to, satisfactory agreements with the Company's creditors and the establishment of a credit facility for the JV have not yet been satisfied. The Company and CRC are in discussions to either modify or satisfy these conditions. Additionally, CRC has notified the Company that advances which have been made to the Company in anticipation of CRC's $2 million loan commitment to the Company are currently in default, as a result of the delay in closing the Proposed Transaction. The Company and CRC are in discussions to modify the terms that have caused this event of default. There can be no assurance that these efforts will be successful.

Subject to certain exceptions, in the event that the Proposed Transaction does not close by December 31, 2001, the Company would owe a break-up fee to CRC of $500,000.

Prior to November 12, 2001 the Company's Common Stock was traded over the counter and quoted on the NASDAQ Small Cap Market System under the symbol "ESNI". Effective as of the opening of business on November 12, 2001, the Company's Common Stock was delisted from the Nasdaq Small Cap Market System, and, simultaneously, the Company's common stock became eligible to be traded on the OTC Bulletin Board. The Company's symbol of "ESNI" was not changed by such delisting.

The Company had previously entered into a non-binding letter of intent with Howard Systems Inc ("HSI") to sell its professional services business to HSI. The Company terminated this letter of intent when it entered in a letter of intent with CRC. HSI filed a lawsuit which alleged claims for breach of contract, fraud and violation of the Connecticut Unfair Trade Practices Act arising out of the Company's entry into a letter of intent with CRC and termination of its letter of intent with HSI. The complaint sought a temporary injunction and compensatory and punitive damages. The Company, CRC and HSI have entered into settlement agreements and HSI has withdrawn the complaint against the Company. The Company did not incur any liability as a result of this action.

On September 26, 2001, QWEST Communications Corporation, a trade creditor filed a lawsuit against the Company seeking payment of $207,000 for services. In addition the creditor is also seeking costs and interest. The Company intends to defend the action.

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

Item 1.  Legal Proceedings

The Company had previously entered into a non-binding letter of intent with Howard Systems Inc. ("HSI") to sell its professional services business to HSI. The Company terminated this letter of intent when it entered in a letter of intent with CRC. HSI filed a lawsuit in Connecticut Superior Court on June 27, 2001, which alleged claims for breach of contract, fraud and violation of the Connecticut Unfair Trade Practices Act arising out of the Company's entry into a letter of intent with CRC and termination of its letter of intent with HSI. The complaint sought a temporary injunction and compensatory and punitive damages. The Company, CRC and HSI have entered into settlement agreements and HSI has withdrawn the complaint against the Company. The Company did not incur any liability as a result of this action.

On September 26, 2001, QWEST Communications Corporation, a trade creditor filed a lawsuit against the Company, in Connecticut Superior Court seeking payment of $207,000 for services. In addition the creditor is also seeking costs and interest. The Company intends to defend the action.

Item 2.  Changes in Securities and Use of Proceeds

In the fourth quarter of 1999, in conjunction with the issuance of Series B Preferred Stock, the Company's U.K. subsidiary issued 3,000,000 preference shares. These preference shares were exchangeable at the option of the holder into 681,818 shares of the Company's Series B Preferred Stock. On July 17, 2001, these preference shares were exchanged by the holder thereof for 681,818 shares of the Company's Series B Preferred Stock. The offer and sale of the Company's Series B Preferred Stock in the aforesaid transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the provisions of Section 4(2) thereof.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on October 15, 2001. Of the 7,436,805 Common Shares, 1,000,000 Series A Preferred Shares, and 2,272,727 Series B Preferred Shares outstanding, as of the record date 6,803,039 Common Shares, 1,000,000 Series A Preferred Shares and 1,672,725 Series B Preferred Shares, respectively, were present or represented by proxy. The following actions were voted upon at this meeting:

         (a) To elect the following directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified.

                                    Number of Votes       Number of votes
  Nominee                                 For            Against/Withheld        Abstentions       Broker Non Votes

Michael A. Clark                       10,943,709             32,055                  --                  --
Nathan Gantcher                        10,966,909              8,855                  --                  --
Stephen D. Grubbs                      10,966,909              8,855                  --                  --
Grame Macletchie                       10,966,909              8,855                  --                  --
John C. Maxwell III                    10,966,909              8,855                  --                  --

         (b) To consider and vote upon a proposal recommended by our Board of Directors to approve and authorize the Board of Directors to file an amendment to our Certificate of Incorporation that would effect a reverse stock split of our outstanding common stock at an exchange ratio of one-for-eight, as the Board of Directors has determined is necessary to attempt to maintain the listing of our Common Stock on The Nasdaq SmallCap Market. The vote on such action was 10,865,953 votes in favor, 23,385 votes against and 86,426 votes abstaining.

         (c) To consider and vote upon an amendment to our 1999 Long-Term Incentive Plan to increase the number of shares of Common Stock available for awards under the plan from 4,500,000 shares to 7,500,000 shares. The vote on such action was 8,490,542 votes in favor, 167,274 votes against, 7,266 votes abstaining and 2,310,682 broker non-votes.

         (d) To consider and vote upon a proposal to approve the following: (a) the Contribution Agreement, dated as of August 6, 2001 (the "Company Contribution Agreement"), by and among the Company, E-Sync Networks, LLC, a Delaware limited liability company (the "JV"), and CRC, Inc., a New York corporation ("CRC"), pursuant to which the Company will contribute substantially all of its assets and business to the JV in exchange for what initially will be a 51% membership interest in the JV, and (b) certain related agreements and transactions to be entered into or effected at the same time as the closing of the transactions under the Company Contribution Agreement (the "Closing"), including, among other things, a Contribution Agreement pursuant to which CRC would contribute certain of its assets to the JV in exchange for a 49% membership interest in the JV, an Operating Agreement pursuant to which the Company may be forced in the future to sell some or all of its interest in the JV, without the stockholders having a right to object to the sale, up to $2,000,000 of aggregate borrowings by the Company from CRC, and the issuance of a warrant by the Company to CRC which will entitle CRC to purchase 10% of the Company's outstanding Common Stock on a fully-diluted basis at a discount to current market price, determined as of the Closing. The vote on such action was 8,643,661 votes in favor, 10,610 votes against, 10,811 votes abstaining and 2,310,682 broker non-votes.

         (e) To consider and vote upon a proposal to approve the conversion of the $500,000 promissory note issued to Michael P. Schulhof, a stockholder of the Company, the $500,000 note issued to John C. Maxwell, III, the Chairman of the Board, the $905,000 note issued to CE Capital Partnership, L.P., a stockholder of the Company ("CECAP"), and the $95,000 note issued to CECAP into shares of our Senior Convertible Series C Preferred Stock, effective upon the closing of the Proposed Transaction. The vote on such action was 8,549,413 votes in favor, 32,140 votes against, 83,529 votes abstaining and 2,310,682 broker non-votes.

         (f) To consider and vote upon a proposal recommended by the Board of Directors to approve and authorize the Board of Directors to file an amendment to our Certificate of Incorporation to change the corporate name of the Company from "E-Sync Networks, Inc." to "ESNI, Inc." upon the Closing. The vote on such action was 8,655,179 votes in favor, 7,560 votes against, 2,343 votes abstaining and 2,310,682 broker non-votes.

Item 6.  Exhibits and reports on Form 8-K

   (a)   Exhibits - none

   (b)   Reports on Form 8-K

         August 13, 2001   On August 6, 2001, E-Sync Networks, Inc.("ESNI"),
                           entered into a definitive agreement (the "Agreement") relating to the transactions proposed by that certain non-binding Letter of Intent dated June 14, 2001 with
                           CRC, Inc.("CRC"). Pursuant to the Agreement ESNI will contribute substantially all of its assets and business to a newly formed joint venture entity and CRC will contribute assets and business substantially equal in projected revenues to the ESNI Contributed
                           Assets to the JV. In connection with the consummation of the Proposed Transaction, ESNI will initially receive a 51% equity interest in the JV and CRC will receive a 49% equity interest in the JV.

                           In addition to the consideration set forth above, CRC will make available to ESNI a $2 million revolving loan commitment. As additional consideration for entering into the Proposed Transaction, E-Sync will grant CRC a warrant to acquire up to 10% of ESNI capital stock on a fully diluted basis determined as of the close of business on the closing date of the Proposed Transaction. The exercise price for such warrants will be at a discount to market. E-Sync will grant registration rights to CRC at the closing in connection with the issuance of the warrant.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2001                   E-SYNC NETWORKS, INC.


                                           /s/ Michael A. Clark
                                           -------------------------------------
                                           Michael A. Clark
                                           President and COO


                                           /s/ Thomas Wikander
                                           -------------------------------------
                                           Thomas Wikander
                                           Controller (Chief Accounting Officer)