Form 10KSB
period 2001-12-31
E SYNC NETWORKS INC
filed 2002-04-16
CIK 107559

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                 DECEMBER 31, 2001
                               -------------------------------------------------

| | TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                    --------------------  ----------------------

                          COMMISSION FILE NUMBER 0-2401

                                   ESNI, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                             06-0625999
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

     35 NUTMEG DRIVE, TRUMBULL, CT                                  06611
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

                                 (203) 601-3000
                           (ISSUER'S TELEPHONE NUMBER)
         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                     NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                               WHICH REGISTERED
      -------------------                            ------------------------
             NONE                                              NONE
  --------------------------                         ------------------------

  --------------------------                         ------------------------

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, PAR VALUE $0.01
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

       The issuer's revenue for its most recent fiscal year was $8,534,000

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2002 was:
                                   $1,041,552

                    THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

  As of March 15, 2002 there were 10,130,442 shares of Common Stock, Par Value
                              $0.01, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format (Check one) Yes ( ) No (X)

                                     PART 1
ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

ESNI, Inc. ("ESNI"), is a Delaware corporation which was incorporated in 1999 under the name "E-Sync Networks, Inc.", and at the time of its formation the Company was a wholly-owned subsidiary of Wiltek, Inc., a Connecticut corporation ("Wiltek"). The term "Company" is used herein to refer to Wiltek prior to the Merger (as defined below) and ESNI subsequent to the Merger. Wiltek, which (including its predecessors) had existed for over fifty years and had been publicly traded for over twenty years, was engaged in the current professional services and managed services businesses of the JV (as defined below).

The Company changed its corporate name to "ESNI, Inc." on February 14, 2002. The Company's principal offices are located at 35 Nutmeg Drive, Trumbull, CT 06611.

On January 28, 1999, Commercial Electronics Capital Partnership, L.P. ("CECAP"), and a related entity, Commercial Electronics, L.L.C. (together with CECAP, the "Purchaser"), purchased 732,160 shares of the Company's common stock from three retiring directors of the Company at $.85 per share. In connection therewith, the Purchaser also purchased (i) 1,000,000 shares of the Company's newly issued Series A convertible preferred stock, and (ii) a warrant to purchase up to 1,500,000 shares of the Company's common stock for 18 months at a price of $1.00 per share, for an aggregate cash consideration paid to the Company of $3,000,000. The Purchaser exercised the warrants during 1999. The Series A convertible preferred stock was convertible into common stock at any time at the option of the holder on the basis of 2.5 shares of common stock for each share of Series A Preferred Stock, and automatically converted into common stock on January 28, 2002.

In connection with the aforementioned transaction, the Purchaser became the beneficial owner of 4,732,160 shares of the Company's authorized common stock, representing (at the time) approximately 59% of the Company's outstanding common stock (assuming the conversion of Purchaser's preferred stock into common stock and the full exercise of the Purchaser's warrant to purchase common stock). Such beneficial ownership, along with the fact that the Purchaser's designees then constituted a majority of the Company's Board of Directors, and the fact that Purchaser had the contractual right to retain control of the Company's Board of Directors, constituted a change in control of the Company from the retiring directors to the Purchaser and its director nominees.

The Purchaser commenced a number of actions during 1999 to try to grow the Company. Effective as of July 28, 1999, Wiltek was merged (the "Merger") with and into its wholly-owned subsidiary, E-Sync Networks, Inc., a Delaware corporation, pursuant to an Agreement and Plan of Merger dated as of July 15, 1999, by and between Wiltek and the Company (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, ESNI became the surviving corporation of the merger. Pursuant to the Merger Agreement, each share of Wiltek common stock, no par value per share, was converted into one fully paid and nonassessable share of common stock of the Company, $.01 par value per share, and each share of Wiltek Series A Preferred Stock, no par value per share (the only series of preferred stock then outstanding), was converted into one fully paid and nonassessable share of the Company's Series A Preferred Stock, $.01 par value per share.

On November 1, 1999, the Company issued an aggregate of 1,590,909 shares of Series B Convertible Preferred Stock at $4.40 per share to fifteen accredited investors, and, shortly thereafter, the Company's U.K. subsidiary issued 3,000,000 preference shares, which shares were exchangeable at the option of the holder thereof, at any time, for 681,818 additional shares of the Company's Series B Preferred Stock, to one accredited investor. The Company (including its U.K. subsidiary) received cash proceeds of $10.0 million from such sales, net of offering costs. The 3,000,000 preference shares were subsequently exchanged, at the option of the holder thereof, for 681,818 shares of the Company's Series B Preferred Stock.

On November 8, 1999, the Company acquired 100% of the outstanding stock of Braincraft Learning Technologies, Inc. ("Braincraft"), a web page design business, for a total purchase price of $3.8 million. The purchase price included (i) $250,000 of cash, (ii) 680,256 shares of the Company's common stock valued at $2.9 million, (iii) acquisition costs of $225,000 and (iv) options valued at $542,000.

While all of this restructuring, capital raising and acquisition activity was occurring, the Company was engaged in rationalizing the organization resulting from the acquisition of Braincraft and developing and advancing its e-business strategy for providing supply chain products and services. The Company invested substantially in infrastructure, building a world-class data center and relocating operations to the new facility, while it recruited a new senior management team to direct the Company's e-business strategy and efforts.

To fund losses from operations and the development of its supply chain products and services, the Company determined to raise additional equity financing through the sale of an additional series of preferred stock. In April of 2000, Communications Equity Associates ("CEA") was retained to assist in the private placement, initially targeted to raise $40 million. Following the preparation of materials and strategies, the Company commenced initial funding presentations in May of 2000. However, because of a significant downturn in the market for the equities of e-business companies occurred, which, when combined with the Company's performance, prevented the Company from fulfilling its strategy. Although by June of 2000 the Company had reduced its capital raise target to $20 million, established contact with a number of potential institutional investors, and held meetings with a number of interested parties, including venture capital firms, investment funds, potential strategic partners, and others, the Company received no firm investment offers.

As senior management's focus was increasingly consumed by its fund-raising efforts, the market for the Company's products and services began to soften, with revenues for the third quarter 2000 decreasing 33% over the second quarter. Meanwhile, the Company continued to build its infrastructure and its operating losses widened. As a result of the foregoing, as well as the decline in valuations of internet and e-business stocks generally, the Company's common stock had plummeted from a high of $17.25 per share on January 11, 2000 to $3.00 per share by the end of September 2000.

Facing a severe shortage of operating capital, diminished prospects for equity funding on acceptable terms, decreasing revenues, and increasing operating expenses, the Company initiated a number of changes in its strategies beginning in the third quarter of 2000, including:

      - Restructuring management to provide a greater focus on current operations;

      - Slowing down implementation of the Company's supply chain market strategy, with a concurrent reduction in force of its product development staff; and

      - Obtaining $2.5 million in financing, consisting of a $1.5 million asset-based credit line facility and $500,000 principal amount of subordinated debt from each of two affiliates, John C. Maxwell III and Michael P. Schulhof, principals of CECAP, a stockholder of the Company. The credit facility was terminated in December 2000 due to covenant defaults.

Management changes and infrastructure re-engineering continued into the fourth quarter of 2000 as the Company's financial performance worsened. Revenues for the fourth quarter were $2.4 million, 18% below the second quarter number. While discussions continued with numerous potential funding sources, the Company once again reduced its funding target to $5 million based on a revised business plan which focused on achieving profitability from then-current operations - the Company's Professional Services, Managed Services, and

Braincraft business units. In November of 2000 the Company completed a privately placed equity financing of $1 million with an unaffiliated investor.

By year's end 2000, the Company determined that its survival required additional significant changes to strategy and the board of directors authorized management to dispose of its Braincraft subsidiary and seek a transaction for materially all of the assets of the Company.

During the first quarter of 2001, in response to an ever-worsening market for the web applications development services of its Braincraft subsidiary, the Company continued its downsizing of Braincraft while seeking a buyer. Absent any meaningful offers, Braincraft was effectively closed down at the end of the first quarter of 2001. In financial support of the Company while seeking a transaction, a loan in the principal amount of $1 million was arranged with CECAP and largely funded in the fourth quarter of 2000.

E-Sync Networks (UK) Ltd. ("E-Sync U.K.") is a wholly owned subsidiary of the Company, and was organized in England in 1983 to provide services to international users. During 2001 the Company substantially reduced its presence in the United Kingdom. The Company eliminated its UK workforce and consolidated substantially all the operations with its U.S. operations. The Company continues to operate limited data center operations under a contract with a third party provider.

On August 6, 2001, the Company announced that it had entered into definitive agreements with CRC, Inc., a New York Corporation ("CRC"), through which the Company would transfer its business and substantially all of its assets to a new joint venture entity, E-Sync Networks, LLC, a Delaware limited liability company (the "JV" or the "Joint Venture"), which would be majority owned by the Company. CRC would simultaneously then transfer business and assets substantially equal in projected revenues to the JV.

The Company's stockholders approved the following at the annual meeting of stockholders on October 15, 2001 (collectively, the "CRC Transaction"): (a) the Contribution Agreement, dated as of August 6, 2001 (the "Company Contribution Agreement"), by and among the Company, the JV, and CRC, and (b) certain related agreements and transactions to be entered into or effected at the same time as the closing of the transactions under the Company Contribution Agreement (the "Closing"), including, among other things, (i) a Contribution Agreement pursuant to which CRC would contribute certain of its assets to the JV in exchange for a 49% membership interest in the JV, (ii) an Operating Agreement (the "Operating Agreement") pursuant to which the Company may be forced in the future to sell some or all of its interest in the JV, without the stockholders having a right to object to the sale, (iii) up to $2,000,000 of aggregate borrowings by the Company from CRC, and (iv) the issuance of a warrant by the Company to CRC which will entitle CRC to purchase 10% of the Company's outstanding common stock on a fully-diluted basis at a discount to current market price, determined as of the Closing.

The Closing occurred on February 13, 2002 and in connection therewith, pursuant to the Company Contribution Agreement, the Company contributed substantially all of its assets and business to the JV in exchange for what initially was a 51% membership interest in the JV. At the same time, CRC contributed to the JV revenue to be derived from the contracts which were to have been assigned by CRC to the JV, less direct expenses and reasonable financing fees (if any) incurred directly resulting from working capital requirements for such contracts, and agreed to assign such contracts to the JV when all requisite third party consents are obtained. In exchange for its contribution, CRC received, initially, a 49% ownership interest in the JV. The Company's and CRC's respective interests in the JV are held, and the JV's operations are managed, pursuant to the terms of the Operating Agreement. An affiliate of CRC is the manager of the JV and will have substantive participating rights over the financial and operating decisions of the JV. Subject to limited rights of the Company to veto certain transactions or remove the manager under very narrowly defined circumstances, the Company does not have control over the direction that the JV takes, or any right to remove the manager. Removal of CRC as the general manager requires the unanimous approval of all members of the JV and will require the immediate repayment of any debt owing by the Company to CRC (including borrowings outstanding under the $2 million credit facility).

Accordingly, the company believes that the substantive rights of the minority investor, CRC, are sufficient to preclude the consolidation of the JV by the Company. The Company will account for the investment in the JV using the equity method of accounting

Pursuant to the Operating Agreement, CRC has an option to purchase from ESNI an additional 17% interest in the JV. However, CRC may not exercise this option during the first 18 months following the Closing unless ESNI is in default of its obligations to CRC or certain other events have occurred, in which case, from that point forward, CRC will be able to exercise the option right away.

In addition, CRC has made available to the Company a $2,000,000 revolving loan commitment. The loans made by CRC to the Company are, and the additional loans to be made by CRC under the revolving loan commitment along with all other liabilities of the Company to CRC will be, secured by a Pledge and Security Agreement covering all of the Company's now owned or future acquired assets, and the lien of such agreement covers all amounts owed by the Company to CRC in connection with the CRC Transaction. At the Closing, as additional consideration for making the loan commitment, the Company issued to CRC a warrant that gives CRC the right to buy up to 2,526,942 shares of ESNI's common stock at an exercise price of $0.122 per share (which represents 75% of the average closing price of the Company's common stock during the 60 consecutive trading days ending on the second trading day preceding the date of the Closing). CRC provided bridge loans to the Company during 2001 until the closing of the CRC Transaction. As of December 31, 2001 the Company had received $662,000 in bridge loans. Proceeds from the revolving loan commitment were used in part to repay the bridge loans. As of March 15, 2002 the Company has received $1,300,000 of the revolving loan commitment.

Management believes the Company's ability to continue as a going concern is dependent upon the success of the newly formed joint venture entity. The Company's operating assets as of February 13, 2002 consist principally of its investment in the JV. The Company's only source of funds to meet its operating expenses is a loan commitment from CRC and future distributions from the Joint Venture. As of this moment, we believe that CRC is in default of its obligation to provide additional loans to the Company. On April 15, 2002, CRC indicated that it does not intend to make future loans to the Company, has accused the Company of having made material misrepresentations to CRC in connection with the CRC Transaction and has demanded immediate repayment of all amounts that the Company owes to CRC. While the Company vigorously disputes all of CRC's claims, it does not have sufficient funds to repay CRC the amounts owed to it, nor does the Company have sufficient funds to satisfy its other creditors and continue operations without receiving these funds from CRC. Therefore, absent being able to convince CRC to withdraw its claims for breach of representations and repayment of the credit facility and to satisfy its obligations to loan additional funds to the Company in the immediate future, the Company may have no choice but to seek protection from creditors under the federal bankruptcy laws while it litigates against CRC. Further information is not available at the present time. The Company is not under any obligation to provide funding to the JV. The Company's ongoing operating expenses are expected to include part time management, insurance, annual professional fees and other costs to fulfill its requirements as a public company. In connection with the CRC Transaction, the Company transferred its equipment, all of its employees other than its President, and its operations to the JV. All other assets and liabilities were retained by the Company. The Company has received a report from its independent auditors containing an explanatory paragraph stating that it has recurring losses from operations, a working capital deficiency and an accumulated deficit that raise substantial doubt about the Company's ability to continue as a going concern.

The following description applies to the business of the Company prior to February 13, 2002, which business was sold to the JV on such date and is now operated by the JV.

OVERVIEW

The Company is an e-commerce enabler, providing global messaging solutions for Fortune 1000 companies. It offered a suite of enterprise communication infrastructure capabilities that facilitated secure and reliable information exchange. These services included secure online messaging, outsourced e-mail services, directory and fax services, hosted communications, network design and integration, messaging integration and message platform migration.

INDUSTRY BACKGROUND

The widespread adoption of the Internet as a business communications platform created a foundation for B2B e-commerce that would enable customers to tap new revenue streams, streamline cumbersome processes, lower costs and improve productivity. However, while necessary, the medium of Internet alone is not sufficient to drive and support the projected growth of e-commerce. Managed services and professional services are critical elements to successful implementations of enterprise e-commerce strategies.

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

PRODUCTS AND SERVICES

MANAGED SERVICES

Prior to the sale of its business to the JV, the Company had developed a range of services, which allowed customers to:

- Connect dissimilar computer-based electronic mail - generally these systems operate within different divisions of the same company or in the customers' trading partner facilities;

- Communicate with public e-mail services to allow users of host-based and client/server systems to correspond with e-mail users outside of their company; and

- Send to facsimile devices located throughout the world utilizing the Company's broadcast and customized facsimile delivery service based in the U.S. and U.K.

Within the realm of messaging based technologies, use of messaging (e-mail, fax and directory services) is a standard operating procedure for successful large and medium organizations. .

HOSTING SERVICES

WEB HOSTING SERVICES. The Company was able to design and implement a customized web infrastructure to host a site that could be expanded into a high quality, sophisticated Internet presence. This removed the requirement of a client to purchase, configure, maintain or administer hardware, software, and Internet connectivity.

APPLICATION HOSTING SERVICES. This service provided the ability for clients to rent applications via an online link to the Company's Information Exchange Data Center. The benefits to the client were fixed predictable costs, no upgrading because the latest version is always available, and no file exchange. The Company's Information Exchange Data Center maintained server hardware, security, redundancy, and data backup to ensure that applications ran efficiently and effectively with 100% uptime. The Company also provided administrative services and remote access to the applications via its Internet connections using integrated digital certificate security.

MAILCONNECT

MailConnect increased clients' productivity by providing a common set of tools and interfaces to create, send, and manage messages such as e-mail, fax, voice mail, and pages. Through the MailConnect service, the Company leveraged its specialized expertise in legacy, LAN, and client/server-based mail systems to standardize an organization's messaging infrastructure. This allows users of any of a client's systems to send messages and attachments and to reply to messages sent from any messaging platform within or outside that organization.

FAX SERVICES

Any organization that regularly faxes information such as purchase orders, billing invoices, order acknowledgments, newsletters, marketing updates, and product promotions was ideally suited to the Company's Fax Service. Customers could easily send faxes from any e-mail client or host application. With unlimited scalability and numerous custom features, the Company's automated fax services eliminated the need for manual faxes, saved time and money while increasing productivity. The Company's Help Desk was available 24/7, as was the Company's Data Center that provided extensive redundancy and proactive monitoring of system-level events. Fax Services included conversion, encryption and delivery of faxes to e-mail or e-mail to faxes without any additional hardware or software required.

-     APPLICATION TO FAX.

      Application to Fax was a flexible, low-cost way to deliver a high volume of system-generated files from computer applications to any fax device worldwide. Application to Fax could be customized to meet an organization's requirements and supported mainframe, minicomputer, and personal computer-based applications over a number of protocols, including TCP/IP and SNA.

-     MAILFAX.

      MailFax was an enterprise service that allowed clients with e-mail capability to send domestic and international faxes automatically from their desktop without additional hardware or software. As an optional feature of MailFax, the Company offered Inbound Fax, which allowed customers to receive faxes as e-mail messages. The Secure Fax option could be added to ensure that fax messages were not intercepted during transmission across public networks and to verify the identity of the sender.

DIRECTORY SERVICES

The Company's directory synchronization services enabled customers' multiple-messaging systems to have all user address information presented in a complete, native format to all participating systems. This service feature also allowed external trading partner systems to participate in the directory synchronization process. As an enhancement, messaging integration, which connects users of disparate messaging applications (Lotus Notes, cc:Mail, Profs, etc.) within an organization could be implemented over intranets, extranets, and virtual private networks (VPNs). The Company offered outsourced Directory Services in the following areas:

-     DIRECTORY SYNCHRONIZATION.

      Directory Synchronization provided full directory synchronization between disparate systems and standards, enabling the communication of e-mail and directory information among various incompatible standards-based systems. For separate lists of users in e-mail, file-server, human resources, accounting, sales, and other databases, Directory Synchronization assured that all changes, such as adding a user, in the directory service flow to all other resources.

-     METADIRECTORY SERVICES.

      When different parts of an organization have different naming schemes, a metadirectory can synchronize two or more directory services, allowing a single entry point for information to be shared by multiple platforms. The Company's Metadirectory Services will review an organization's information holdings and determine the requirements of a client's metadirectory. The Company could then develop a customized metadirectory or work with the client's staff to develop, enhance, or maintain an existing metadirectory.

-     ACTIVE DIRECTORY IMPLEMENTATION.

      As a Microsoft Solutions Provider Partner, the Company could implement Windows 2000 Active Directory, Microsoft's answer to unite and organize diverse server hierarchies. Active Directory provided a unified view of networks, uniting and organizing diverse server hierarchies, thereby significantly reducing the number of directories with which network administrators and users must manage.

PROFESSIONAL SERVICES

A key element in supporting the Company's clients and its managed services capabilities was directly related professional services. These services included messaging design, architecture and implementation, as well as a broad range of additional services including network design and integration, systems management, security planning and training.

MICROSOFT BACKOFFICE(R) CONSULTING

The Company was an unique Microsoft Solutions Provider Partner that specialized in Microsoft BackOffice(R) architecture, design, and implementation services. Its knowledge of electronic messaging infrastructure, application developments, and project management techniques provided clients with customized, efficient solutions that work. The Company's Microsoft Certified Professionals, Systems Engineers, and Trainers offered a complete BackOffice(R) solution, including assessing system requirements, installing, configuring, and training.

NETWORK DESIGN AND INTEGRATION

In the NETWORK DESIGN AND INTEGRATION area, the Company provided expert resources for all network design and integration needs. The Company assessed information, messaging, and connectivity needs, evaluated existing infrastructure architecture for adaptability to change, defined and tested migration processes, executed and documented phased migration procedures for disparate messaging platforms, and prepared enterprise-wide implementation plans. The Company also offered numerous services in application development and support and in workflow automation. The Company could install a Virtual Private Network (VPN) to ensure that only authorized users can access a client's network and that data cannot be intercepted.

EXECUTIVE BRIEFING CENTER

ESNI opened an Executive Briefing Center in May, 1999. Sponsored in part by Compaq Computers, this state-of-the art facility showcased Microsoft's latest technology offerings in a simulated working environment as presented by the Company's team of professional services representatives.

BUSINESS PROCESS ASSESSMENT

The Company's professionals assisted clients in evaluating their IT needs, from specialized applications to database and web servers, hardware, networks, switches, firewalls, security, and storage technology. The Company also assessed applicable business rules and processes for clients' messaging infrastructure needs.

SECURITY SOLUTIONS

The Company's SECURITY SOLUTIONS area provided the ability to exchange sensitive documents and private information securely with confidence and reliability. The Company used public key infrastructure (PKI) technology to deliver digital certificates, encryption keys, and SmartCards for optimum secure messaging. With large-scale anti-virus protection capabilities and e-mail anti-virus filtering, the Company could provide full protection for applications, data, messaging, and user systems across entire networks. The Company's Security Solutions evaluated the costs and benefits of ID/password pairs, challenge/response tokens, smart cards, biometrics, or other devices that provided unique profiles. Once a user's identity is established, PKI can confirm that identity to all available resources. The Company's could also provide recognized digital certificates to authenticate business documents, place orders, transfer funds, and perform other e-business transactions.

PRODUCT DEVELOPMENT

During 2001 the Company directed its research and development activities principally toward the enhancement of current product offerings. In the fourth quarter of 2000, in a reallocation of capital resources the Company discontinued many of it efforts towards development of supply chain management software. Research and development activities during 2000 were principally directed toward the development of web supply chain system integration technology and software. During fiscal years 2001 and 2000 the Company spent $0.4 and $1.3 million, respectively on research and development.

EMPLOYEES

Management of the Company subsequent to February 13, 2002 consists solely of Michael A. Clark and John C. Maxwell III, each of whom serve in a part-time capacity to implement the Company's strategy under the direction of the Board of Directors. Prior to effecting any acquisition or other business combination, Messrs. Clark and Maxwell will administer the affairs of the Company (including monitoring CRC's management of the JV, seeking new business opportunities, and handling financial reporting matters, general administrative concerns and the payment of retained liabilities) with the assistance of consultants hired on an as needed basis. The success of the Company will be dependent largely upon the active participation of its management and directors who may lack experience or background in any new business in which the Company proposes to engage. The Company's future success will depend on its ability to attract and retain key management and other personnel with expertise required in connection with the monitoring of the JV and the growth and development of one or more new businesses. Competition for qualified employees and personnel may be intense and, from time to time, there may be a limited number of persons with knowledge of and experience in a particular industry. There can be no assurance that the Company will be successful in attracting and retaining such executives and personnel. Furthermore, until such time, if any, as the Company has expanded into new businesses, if Mr. Clark or Mr. Maxwell were, for whatever reason, to leave the employ of the Company, it would likely be extremely difficult to find a replacement to work with CRC with respect to the JV, not to mention a qualified replacement willing to take a part-time job. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on the Company's results of operations, development efforts and potential to grow. Aside from Messrs. Clark and Maxwell, the Company does not currently have any other employees.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

The Company no longer has any material intellectual property.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's headquarters are located in Trumbull, Connecticut. At the same location is the JV's headquarters, which includes executive management, operations, sales, marketing, research and development, and administration.

The Company and the JV occupy a portion of a three-story building at 35 Nutmeg Drive, Trumbull, Connecticut, and the Company utilizes a part of such portion at the discretion of the JV. The Company assigned its rights and obligations as tenant under a lease for such premises expiring December 31, 2014 to the JV. The lease provides for an average monthly base rental of approximately $26,000. The space consists of approximately 20,555 rentable square feet and is utilized for offices and a computer center. Management believes that the existing facility of the Company is suitable and adequate for the Company's and the JV's present needs and that the property is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

On September 26, 2001, QWEST Communications Corporation, a trade creditor filed a lawsuit against the Company seeking payment of $207,000 for services. The Company and creditor have reached a tentative settlement of outstanding claim. The settlement requires the Company to pay $ 104,000 to the creditor in installments over a one year period. The full amount due is included in the current liabilities in the accompanying consolidated balance sheet. The Company is involved in various other legal proceedings, none of which are believed to involve a claim for damages exceeding 10% of the current assets of the Company. Although it is not feasible to predict the outcome of any such proceedings, or any claims made against the Company, the Company does not anticipate that the ultimate liability, if any, will materially affect the Company's financial position, results of operations or liquidity/cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 15, 2001, the Company held its annual meeting of stockholders. At such meeting the Company's five nominees for director, Michael A. Clark, Nathan Gantcher, Stephen D. Grubbs, Graeme MacLetchie and John C. Maxwell III were elected to the Company's Board of Directors by the vote specified below:

                                         No. of Votes
                               --------------------------------                                Broker
Nominee                            For         Against/Withheld        Abstentions           Non-Votes
-------                            ---         ----------------        -----------           ---------
Michael A. Clark               10,943,709           32,055                  0                    0
Nathan Gantcher                10,966,909            8,855                  0                    0
Stephen D. Grubbs              10,966,909            8,855                  0                    0
Graeme MacLetchie              10,966,909            8,855                  0                    0
John C. Maxwell III            10,966,909            8,855                  0                    0

Also at such annual meeting, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation that would effect a reverse stock split of the Company's outstanding common stock at an exchange ratio of one-for-eight. The vote on such amendment was 10,865,953 shares in favor, 23,385 shares against, 86,426 shares abstaining and 0 broker non-votes. The reverse stock split has not been effected.

Also at such annual meeting, the Company's stockholders approved an amendment to the Company's 1999 Long-Term Incentive Plan to increase the number of shares of common stock available for awards under the plan from 4,500,000 shares to 7,500,000 shares. The vote on such amendment was 8,490,542 shares in favor, 167,274 shares against, 7,266 shares abstaining and 2,310,682 broker non-votes.

In addition, at such annual meeting, the Company's stockholders approved the following: (a) the Company Contribution Agreement, and (b) certain related agreements and transactions to be entered into or effected at the same time as the Closing, including, among other things, a Contribution Agreement pursuant to which CRC would contribute certain of its assets to the JV in exchange for a 49% membership interest in the JV, the Operating Agreement, and the issuance of a warrant by the Company to CRC which will entitle CRC to purchase 10% of the Company's outstanding common stock on a fully-diluted basis at a discount to current market price, determined as of the Closing. The vote on such proposal was 8,643,661shares in favor, 10,610 shares against, 10,811 shares abstaining and 2,310,682 broker non-votes.

Also at such annual meeting, the Company's stockholders approved the conversion of the $500,000 promissory note issued to Michael P. Schulhof, a stockholder of the Company, the $500,000 note issued to John C. Maxwell, III, the Chairman of the Board, the $905,000 note issued to CECAP, and the $95,000 note issued to CECAP into shares of the Company's Senior Convertible Series C Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), effective upon the closing of the CRC Transaction. The vote on such proposal was 8,549,413 shares in favor, 32,140 shares against, 83,529 shares abstaining and 2,310,682 broker non-votes.

Also at such annual meeting, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to change the corporate name of the Company from "E-Sync Networks, Inc." to "ESNI, Inc." The vote on such amendment was 8,655,179 shares in favor, 7,560 shares against, 2,343 shares abstaining and 2,310,682 broker non-votes.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the OTC Bulletin Board (through which various market dealers make the market of the Company's common stock and trades are reported through what is commonly known as the "pink sheets") under the ticker symbol "ESNI.OB". Prior to November 12, 2001, the Company's Common Stock was traded on The Nasdaq SmallCap Market under the ticker symbol "ESNI". The following table sets forth, for the periods indicated, the quarterly high and low representative bid quotations for the Company's common stock. The quotations represent prices between dealers in securities, do not include retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                                          Prices
                                                          ------
         2001                           High                                Low
         ----                           ----                                ---
First Quarter                           1.56                               0.56
Second Quarter                          1.00                               0.34
Third Quarter                           0.55                               0.27
Fourth Quarter                          0.50                               0.09

                                                          Prices
                                                          ------
         2000                           High                                Low
         ----                           ----                                ---
First Quarter                          16.06                               8.04
Second Quarter                         12.13                               5.06
Third Quarter                           6.56                               2.81
Fourth Quarter                          4.50                               0.78

(b) On March 15, 2002, there were 551 holders of record of ESNI's common stock .

(c) Dividends

The Company has never paid cash dividends on its Common Stock and does not anticipate payment of cash dividends in the foreseeable future.

(d) Issuances of Securities

During December 2001, holders of 193,637 shares of Series B Preferred Stock voluntarily converted such shares into 193,637 shares of the Company's common stock. The Company believes that these issuances of securities are exempt from the registration requirements of the Securities Act of 1933 as amended (the "Securities Act"), by virture of the exemption set forth in section 4(2) of the Act and Rule 506 promulgated under Regulation D under the Act.

The Company did not receive any proceeds in connection with these conversions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, then a subsidiary of Wiltek Inc., was formed in 1999. Effective July 28,1999, Wiltek Inc. was merged with and into the Company, with the effect of (i) changing the name of the issuer, (ii) changing the state of incorporation of the issuer and (iii) amending the Certificate of Incorporation and By-laws of the issuer. On February 14, 2002, the Company changed its corporate name to ESNI, Inc.

Prior to the Closing, ESNI (OTC.BB: ESNI), was an e-commerce enabler, providing global messaging solutions for Fortune 1000 companies. The Company offered a suite of enterprise communication infrastructure capabilities that facilitated secure and reliable information exchange. The Company's managed services included secure online messaging, outsourced e-mail services, directory and fax services and hosted communications. In addition, the Company had a professional services organization, which directed its efforts towards providing network design and integration, messaging integration and message platform migration services

The Company's strategy up to the Closing, which was adopted during the fourth quarter of 2000, was to leverage its relationships with key channel partners to extend its core messaging solutions into vertical solution frameworks initially for the insurance and healthcare markets. Previously, the Company had focused much of its efforts towards the development of supply chain management software, which efforts were discontinued during 2000 as part of a reprioritization of capital resources towards core messaging activities that comprised the majority of the Company's business and revenue. The Company has incurred substantial net losses and negative operating cash flow and revenues were insufficient to cover costs of operations for the years ended December 31, 2001 and 2000.

On August 6, 2001, the Company announced that it had entered into definitive agreements with CRC, through which the Company would transfer its business and substantially all of its assets to the Joint Venture, which would be majority owned by the Company. CRC would simultaneously then transfer business and assets substantially equal in projected revenues to the JV.

The Company's stockholders approved the CRC Transaction at the annual meeting of stockholders on October 15, 2001.

The Closing occurred on February 13, 2002 and in connection therewith, pursuant to the Company Contribution Agreement, the Company contributed substantially all of its assets and business to the JV in exchange for what initially was a 51% membership interest in the JV. At the same time, CRC contributed to the JV revenue to be derived from the contracts which were to have been assigned by CRC to the JV, less direct expenses and reasonable financing fees (if any) incurred directly resulting from working capital requirements for such contracts, and agreed to assign such contracts to the JV when all requisite third party consents are obtained. In exchange for its contribution, CRC received, initially, a 49% ownership interest in the JV. The Company's and CRC's respective interests in the JV are held, and the JV's operations are managed, pursuant to the terms of the Operating Agreement. The entity would initially be 51% owned by the Company. An affiliate of CRC is the general manager of the JV and will have substantive control over the financial and operating decisions of the JV. Subject to limited rights of the Company to veto certain transactions or remove the manager under very narrowly defined circumstances, the Company does not have control over the direction that the JV takes, or any right to remove the manager. Removal of CRC as the general manager requires the unanimous approval of all members of the JV and will require the immediate repayment of any debt owing by the Company to CRC (including borrowings outstanding under the $2 million credit facility). Accordingly, the Company believes that the substantive rights of the minority investor, CRC, are sufficient to preclude the consolidation of the JV by the Company. The Company will account for the investment in the JV using the equity method of accounting.

Pursuant to the Operating Agreement, CRC has an option to purchase from the Company an additional 17% interest in the JV. However, CRC may not exercise this option during the first 18 months following the closing unless the Company is in default of its obligations to CRC or certain other events have occurred, in which case, from that point forward, CRC will be able to exercise the option right away.

CRC has made available to the Company a $2,000,000 revolving loan commitment subject to mandatory repayment from collections of the Company's accounts receivable, subsequent to the closing. The loans made by CRC to the Company are, and the additional loans to be made by CRC under the revolving loan commitment along with all other liabilities of the Company to CRC will be, secured by a Pledge and Security Agreement covering all of the Company's now owned or future acquired assets, and the lien of such agreement covers all amounts owed by the Company to CRC in connection with the CRC Transaction. At the Closing, during February 2002, as additional consideration for making the loan commitment, the Company issued to CRC a warrant that gives CRC the right to buy up to 2,526,942 shares of ESNI's common stock at an exercise price of $0.12 per share. These warrants are transferable and expire on February 13, 2012. CRC provided bridge loans to the Company during 2001 until the closing of the CRC Transaction. As of December 31, 2001 the Company had received $662,000 in bridge loans. Proceeds from the revolving loan commitment were used in part to repay the bridge loans. Through March 15, 2002 the Company has received $1,300,000 of the loan commitment.

Management believes the Company's ability to continue as a going concern is dependent upon the success of the newly formed joint venture entity. The Company's operating assets as of February 13, 2002 consist principally of its investment in the JV. The Company's only source of funds to meet its operating expenses is a loan commitment from CRC and future distributions from the Joint Venture. As of this moment, we believe that CRC is in default of its obligation to provide additional loans to the Company. On April 15, 2002, CRC indicated that it does not intend to make future loans to the Company, has accused the Company of having made material misrepresentations to CRC in connection with the CRC Transaction and has demanded immediate repayment of all amounts that the Company owes to CRC. While the Company vigorously disputes all of CRC's claims, it does not have sufficient funds to repay CRC the amounts owed to it, nor does the Company have sufficient funds to satisfy its other creditors and continue operations without receiving these funds from CRC. Therefore, absent being able to convince CRC to withdraw its claims for breach of representations and repayment of the credit facility and to satisfy its obligations to loan additional funds to the Company in the immediate future, the Company may have no choice but to seek protection from creditors under the federal bankruptcy laws while it litigates against CRC. Further information is not available at the present time. The Company is not under any obligation to provide funding to the JV. The Company's ongoing operating expenses are expected to include part time management, insurance, annual professional fees and other costs to fulfill its requirements as a public company. In connection with the CRC Transaction, the Company transferred its equipment, all of its employees other than its President, and its operations to the JV. All other assets and liabilities were retained by the Company. The Company has received a report from its independent auditors containing an explanatory paragraph stating that it has recurring losses from operations, a working capital deficiency and an accumulated deficit that raise substantial doubt about the Company's ability to continue as a going concern.

It is expected that the JV will be able to provide new and expanded products and services to the Company's and CRC's customers while reducing the operation's dependence on a small number of current customers. It is also expected that the JV will operate at an overall combined lower cost. Even if the Joint Venture is successful, there can be no assurance that the Company's interest in the Joint Venture will provide sufficient cash flow to maintain the ongoing operations of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and related disclosures, which are prepared to conform with accounting principles generally accepted in the United States of America, require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and accounts receivable and expenses during the period reported. We are also required to disclose amounts of contingent assets and liabilities at the date of the financial statements. Our actual results in future periods could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined. The Company considers the following accounting policies significant to the financial statements and may involve a higher degree of judgment and complexity.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Prior to the Closing, the Company's revenues consisted of fees for Professional Services provided to its customers either on a fixed-fee or time and material basis with contracts typically ranging from 1 to 12 months. Professional Services revenue was recognized when services were preformed. Deferred revenue represents amounts billed in excess of costs incurred and was recorded as a liability. To the extent costs incurred and anticipated costs to complete projects in progress exceeded anticipated billings, a loss was recognized in the period such determination was made for the excess. Managed Services revenue was recognized when services were performed.

DEFERRED TAX ASSETS

The Company has a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered the likelihood of future taxable income and feasible tax planning in assessing the carrying balance of a deferred tax assets and the need for a valuation allowance, however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided for any portion of the deferred tax assets which are not more likely than not to be realized.

TWELVE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2000

The Company's revenues consisted of fees for Professional Services provided to its customers in the form of messaging infrastructure and other consulting services and Managed Services in the form of hosting and messaging services. Professional Services were normally billed on a time and material basis with contracts typically ranging from 1 to 12 months. Managed Services consisted of both fixed charges, billed in advance, and usage based charges billed at the end of the month. Contracts for Managed Services were typically for a one-year period. The Company recognized revenue for both professional services and managed services in the period the services were performed.

Managed Services revenues increased by 5.6% and Professional Services revenues decreased by 25.1% in the year ended December 31, 2001 as compared to the year ended December 31, 2000. Managed Services revenues increased primarily due to new customers and increase in customer volume. The increase in Managed Service revenue was offset by the impact of discontinued product offerings. The decrease in Professional Services revenue is primarily due to the web design services which were discontinued in the first quarter of 2001. Net of the effect of the web design services, Professional Services revenue increased by 3.3% over the period principally due to an increase in the volume of professional services provided.

The Company recognized a gross margin of 7.6% or $649,000 for the year ended December 31, 2001 compared to a gross margin of 1.9% or $188,000 for the same period in 2000. Managed Services recognized a negative Gross margin of (2.7%) or ($116,000) for the year ended December 31, 2001 compared to a gross margin of 2.0% or $79,000 for the same period in 2000. During 2000, Managed Services revenue included high margin software license sales, resulting in a higher than historical gross margin. Professional Services recognized a gross margin of 17.7% or $765,000 for the year ended December 31, 2001 compared to a gross margin of 1.9% or $109,000 for the same period in 2000. The increase in professional service gross margin was mainly due to lower costs resulting from the web design operations which were discontinued in the first quarter of 2001.

Sales and marketing expenses decreased $1,097,000, or 47.5%, in the year ended December 31, 2001 as compared to the year ended December 31, 2000. As a percent of total revenues sales and marketing expenses decreased to 14.2% in the year ended December 31, 2001 from 23.6% in the same period in 2000. The lower expenses are principally in the areas of reduced sales promotion activity and reduced use of outside consultants.

The Company's general and administrative expenses decreased $726,000 or 18.8% in the year ended December 31, 2001 as compared to the year ended December 31, 2000. As a percent of total revenues, general and administrative expenses decreased to 36.6% in the year ended December 31, 2001 from 39.5% in the same period in 2000. The decrease is primarily due to lower personnel and compensation expenses partially offset by increases in professional fees.

Research and development expenditures were $353,000 and $1,258,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in expense for the year ended December 31, 2001 was mainly due to a reduction in personnel as a result of discontinuing efforts towards development of supply chain management software. To date, all development costs have been expensed in the period incurred.

During the fourth quarter of 2000, the Company committed to a plan to discontinue operations related to its web design consulting services. The web design consulting services were the principal operations conducted by our Braincraft subsidiary. As a result, the Company recorded an asset impairment charge in the amount of $3.5 million to write off the remaining balance of Braincraft goodwill acquired. In addition, the Company recorded a charge of $225,000 principally for minimum lease payments due and payable as of the date the shut down was completed.

The Company has utilized common stock options and warrants as compensation in lieu of cash to employees and other third parties in exchange for services. Non cash compensation consists of the values ascribed in accordance with Emerging Issue Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Pursuant to EITF 96-18, the Company values the options using a Black-Scholes pricing model.

During 2001 the Company issued common stock warrants to purchase 110,000 shares of common stock, at exercise prices from $0.45 to $2.75 per share, to various consultants in exchange for providing various operational advice. The Company amortized approximately $61,000 during the year ended December 31, 2001. Such amount is included in non-cash compensation in the consolidated statements of operations.

The Company issued fully vested options to purchase 41,500 and 48,000 shares of common stock, during the years ended December 31, 2001 and 2000 respectively, at exercise prices from $0.01 to $1.8125 per share, to various consultants in exchange for providing operational advice. The Company amortized approximately $38,000 and $77,000 during the years ended December 31, 2001 and 2000 respectively. Such amounts are included in non-cash compensation in the consolidated statements of operations.

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

In December 1999, the Company issued options to purchase 40,000 shares of common stock, at an exercise price of $4.20 per share, to a consultant in connection with acting as a technical advisor for the Company's U.K. operations for three years. The Company issued an additional 35,000 options to such consultant at exercise prices ranging from $6.375 to $11.125 in the quarter ended June 30, 2000. During the quarter ended September 30, 2000, the consulting agreement was terminated and the options were cancelled. As a result, the Company reversed approximately $337,000 of deferred compensation. During 2000, the Company issued options to purchase 4,000 shares of common stock to a consultant in exchange for providing certain investor relation services. These options have an exercise price of $15.00 per share, are exercisable for a period of ten years, and vest ratably over the consultant's period of service. The value ascribed to these options is adjusted at each intervening balance sheet date to the then-current market value. The cost is being amortized over the applicable vesting periods. The Company has amortized approximately $97,000 of the deferred compensation during the year ended December 31, 2000. Such amounts are included in non-cash compensation in the consolidated statements of operations.

In 1999, the Company issued 75,000 non-refundable shares of its common stock to an advisor for services to be performed over two years. The $422,000 value ascribed to the 75,000 shares was recorded as an Other Asset in the consolidated financial statements and was ratably amortized over two years, with $70,000 and $211,000 of such amortization expensed during the years ended December 31, 2001 and 2000, respectively.

During the years ended December 31, 2001 and 2000, the Company granted options to employees to purchase approximately 1,178,823 and 965,135 shares, respectively, of common stock at prices ranging from $0.20 to 0.46. These options were fully vested and are exercisable for a ten year period. The Company has recognized an expense for the difference between the exercise price and the fair market value of the stock at the grant date totaling approximately $249,000 and $854,000 during the years ended December 31, 2001 and 2000, respectively. These amounts are included in non-cash compensation in the consolidated statement of operations.

Interest expense, was $464,000 in the year ended December 31, 2001, as compared to $158,000 in the year ended December 31, 2000. The increase is due to the increase in borrowings during 2000.

Interest income was $19,000 in the year ended December 31, 2001, as compared to $175,000 in the year ended December 31, 2000. The change was mainly due to the decrease in available funds invested during 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1.1 million during the twelve months ended December 31, 2001 from $1.7 million at December 31, 2000. At December 31, 2001 the Company had a working capital deficit (current assets minus current liabilities) of approximately $4.9 million. For the year ended December 31, 2001 net cash used in operating activities was $1.8 million. Net cash flows used in operating activities reflects a net loss of $4.9 million, offset by non-cash expenses of approximately $1.6 million and changes in working capital of $1.5 million. Principal changes in working capital are a $1.2 million dollar increase in accounts payable resulting from delaying payments to our creditors and a $243,000 decrease in accounts receivable primarily as a result improved collection efforts.

The Company raised $0.8 million through financing activities, primarily from the issuance of notes payable. The Company invested approximately $0.1 million in capital purchases related to the Company's data center.

As of December 31, 2001, the Company had $604,000 of cash and cash equivalents. The Company has incurred a net loss attributable to common stockholders of $4.9 million for the year ended December 31, 2001 and had an accumulated deficit of $30.0 million as of December 31, 2001. The Company has incurred substantial net losses and negative operating cash flow and revenues were insufficient to cover costs of operations for the years ended December 31, 2001 and 2000.

Management believes the Company's ability to continue as a going concern is dependent upon the success of the newly formed joint venture entity. The Company's operating assets as of February 13, 2002 consist principally of its investment in the JV. The Company's only source of funds to meet its operating expenses is a loan commitment from CRC and future distributions from the Joint Venture. As of this moment, we believe that CRC is in default of its obligation to provide additional loans to the Company. On April 15, 2002, CRC indicated that it does not intend to make future loans to the Company, has accused the Company of having made material misrepresentations to CRC in connection with the CRC Transaction and has demanded immediate repayment of all amounts that the Company owes to CRC. While the Company vigorously disputes all of CRC's claims, it does not have sufficient funds to repay CRC the amounts owed to it, nor does the Company have sufficient funds to satisfy its other creditors and continue operations without receiving these funds from CRC. Therefore, absent being able to convince CRC to withdraw its claims for breach of representations and repayment of the credit facility and to satisfy its obligations to loan additional funds to the Company in the immediate future, the Company may have no choice but to seek protection from creditors under the federal bankruptcy laws while it litigates against CRC. Further information is not available at the present time. The Company is not under any obligation to provide funding to the JV. The Company's ongoing operating expenses are expected to include part time management, insurance, annual professional fees and other costs to fulfill its requirements as a public company. In connection with the CRC Transaction, the Company transferred its equipment, all of its employees other than its President, and its operations to the JV. All other assets and liabilities were retained by the Company. The Company has received a report from its independent auditors containing an explanatory paragraph stating that it has recurring losses from operations, a working capital deficiency and an accumulated deficit that raise substantial doubt about the Company's ability to continue as a going concern.

In February 2002, concurrent with the closing of the CRC Transaction, the affiliate holders of notes payable with a principal balance of $2.0 million have converted the principal and accrued interest of approximately $290,000 into 661,683 shares of common stock and 5,627,748 shares of the Company's Series C Preferred Stock. One of the note holders was granted a non exclusive perpetual license in the Company's EBP technology in lieu of 100,000 shares of Series C Preferred Stock.

In addition, during February 2002, the Company has reached agreement with certain trade creditors to settle outstanding amounts due for a reduced amount. The Company has agreements to reduce outstanding trade payables of approximately $1.3 million for an aggregate amount of approximately $ 800,000. Payments of the reduced amounts are payable in installments over a three month period.

The Company's obligations consist of notes payable, obligations under capital and operating leases and accounts payable. We have received a report from our independent auditors containing an explanatory paragraph stating that we have recurring losses from operations, have a working capital deficiency and an accumulated deficit that raise substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon the success of the newly formed joint venture entity. The Company's operating assets as of February 13, 2002 consist principally of its investment in the Joint Venture. The Company's only source of funds to meet its operating expenses is the loan commitment from CRC and future distributions from the Joint Venture.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS 137 (Accounting for Derivative Instruments and Hedging Activities -- Deferral of the effective date of SFAS No. 133 - an Amendment of SFAS No. 133), is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued to provide additional implementation guidance related to SFAS 133. The Company adopted this statement January 1, 2001. Adoption of these statements did not have a material effect on the Company's financial position or results of operations for the year ended December 31, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on our financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which is effective January 1, 2002. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets and replaces the amortization with an impairment test which must be performed at least annually. For intangible assets with definite useful lives, SFAS No 142 requires amortization over their respective useful lives to their estimated residual values and review for impairment in accordance with Statement of Finical Accounting Standards No. 121 "Accounting for Impairment of Long Lived Assets and for Long Lived Assets to be disposed of." Additionally, SFAS No.142 requires that a transitional goodwill impairment test be completed six months from the date of adoption. SFAS No. 142 is not expected to have a significant impact on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Under such circumstances we would record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS No. 143 on January 1, 2003. We have not yet determined the expected impact of SFAS No. 143 on our financial position or results of operations.

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

In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" in January 2002. The Company is required to adopt EITF 01-14 on January 1, 2002 and will reclassify comparative financial statements for prior periods to comply with the guidance in this EITF. Management has not yet determined the impact of EITF 01-14 on the Company's revenues and cost of revenues for the years ended December 31, 2001 and 2000.

Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not significant to the financial statements of the Company.

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

In addition, the following factors may affect future results:

- The Company does not have any ongoing business operations and its only likely source of revenue will be its equity stake in the JV, and there can be no assurance that the Company will be able to acquire new businesses in the future.

- Pursuant to the terms of the Operating Agreement, an affiliate of CRC is the manager of the JV and has almost total control over the JV's operations, except with respect to an extremely limited number of matters. If the JV is not managed well, then it is extremely likely that the value of the Company's only material asset, its interest in the JV, will become substantially diminished, if not worthless.

- Even if the JV is successful, there can be no assurance that the Company's interest in the JV will provide it with sufficient cash flow to maintain even its limited operations.

- The agreements relating to the CRC Transaction provide the Company with very limited means to liquidate our investment in the JV should we desire to do so in the future.

- Under the Investment Company Act of 1940 (the "1940 Act"), a company is considered to control another company if it owns more than 25% of that company's voting securities and is the largest shareholder of such company. A company may be required to register as an investment company if more than 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not control. Management believes that the Company will, for purposes of the 1940 Act, control the JV until such time as CRC exercises its option and holds an equity interest in the JV equal to or exceeding the Company's. At that time, absent future developments, almost all of the Company's assets, income/loss and revenues would come from a company that it did not control. The Company does not intend to become an investment company and, if the JV were to cease to be controlled by the Company for purposes of the1940 Act, the Company would rely on the transient investment company exemption under Rule 3a-2 of the 1940 Act. The Company would then be required to register as an investment company at the end of the one-year period following the time at which the JV ceases to be controlled by the Company, unless the Company is then engaged in non-investment company business, changes the composition of its assets such that less than 40% of its assets are investment securities, or is granted an exemption by the SEC (as to which there can be no assurance). While the Company would intend to acquire a new business, and therefore be engaged in non-investment company business, before the expiration of the one-year period from when the JV ceased to be controlled by the Company, there can be no assurance that its acquisition efforts would be successful or that it will not be required to register as an investment company under the 1940 Act. If, at some point the Company is deemed to be an investment company under the 1940 Act and is required to register as an investment company under the applicable provisions of such statute, the Company would be subject to substantial additional regulation, and subject to further regulatory oversight by the Securities and Exchange Commission, acting through its Division of Investment Management and would incur additional direct and indirect costs associated with being regulated as a registered investment company.

- Management of the Company consists solely of Messrs. Clark and Maxwell, who each serve in a part-time capacity to implement the Company's strategy under the direction of the Board of Directors. Prior to effecting any acquisition or other business combination, Messrs. Clark and Maxwell will administer the affairs of the Company (including monitoring CRC's management of the JV, seeking new business opportunities, and handling financial reporting matters, general administrative concerns and the payment of retained liabilities) with the assistance of consultants hired on an as needed basis. The success of the Company will be dependent largely upon the active participation of its management and directors who may lack experience or background in any new business in which the Company proposes to engage.

- The Company's future success will depend on its ability to attract and retain key management and other personnel with expertise required in connection with the monitoring of the JV and the growth and development of one or more new businesses. Competition for qualified employees and personnel may be intense and, from time to time, there may be a limited number of persons with knowledge of and experience in a particular industry. There can be no assurance that the Company will be successful in attracting and retaining such executives and personnel. Furthermore, until such time, if any, as the Company has expanded into new businesses, if Mr. Clark or Mr. Maxwell were, for whatever reason, to leave the employ of the Company, it would likely be extremely difficult to find a replacement to work with CRC with respect to the JV, not to mention a qualified replacement willing to take a part-time job. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on the Company's results of operations, development efforts and potential to grow.

In addition, there can be no assurance that the JV will be successful in developing any new products, that the JV will not experience difficulties that could delay or prevent successful development, introduction and sales of these products, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Management cannot be sure that existing and future development efforts will be completed within the anticipated schedules or that, if completed, they will have the features or quality necessary to make them successful in the marketplace. Further, despite testing by the JV and by current and potential customers, errors could be found in the JV's products. The JV may not be able to successfully correct these errors in a timely and cost effective manner. If the JV is not able to develop new products or enhancements to existing products or corrections on a timely and cost-effective basis, or if these new products or enhancements do not have the features or quality necessary to make them successful in the marketplace, the JV's business will be seriously harmed.

Management expects that most of the JV's enhancements to existing and future products will be developed internally. However, the JV currently licenses certain externally developed technologies and will continue to evaluate externally developed technologies to integrate with its solutions. These externally developed technologies, if suffering from defects, quality issues or the lack of product functionality required to make the JV's solutions successful in the marketplace, may seriously impact and harm the JV's business. In addition, the JV must attract and retain highly qualified employees to further its research and development efforts. The JV's business could be seriously harmed if it is not able to hire and retain a sufficient number of these individuals.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   ESNI, Inc.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors .....................................................................       23

Consolidated Balance Sheet at December 31, 2001 ....................................................       24

Consolidated Statements of Operations for the years ended December 31, 2001 and 2000................       25

Consolidated Statements of Stockholders Equity for the years ended December 31, 2001 and 2000.......       26

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000................       27

Notes to Consolidated Financial Statements..........................................................       28

                          INDEPENDENT AUDITORS' REPORT








The Board of Directors and Stockholders
ESNI, Inc.:

We have audited the accompanying consolidated balance sheet of ESNI, Inc. (formerly E-Sync Networks, Inc.) and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ESNI, inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that ESNI, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. Further, as disclosed in note 1(c), on April 15, 2002, the Company's primary source of funds informed the Company that it is demanding repayment of outstanding loans and that it does not intend to make future loans available to the Company. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     /s/ KPMG LLP

New York, New York
March 27, 2002, except as to
Note 1(c) which is as of April 15, 2002

                                   ESNI, INC.
                           CONSOLIDATED BALANCE SHEET
                 (in thousands, except share and per share data)

                                                                                        December 31, 2001
                                                                                        -----------------

                                                 ASSETS

Current Assets:
  Cash and cash equivalents                                                                   $    604
  Accounts receivable, less allowance for doubtful accounts of $ 66                              1,140
  Other current assets                                                                              38
                                                                                              --------

    Total current assets                                                                         1,782

Equipment, net                                                                                   2,767
Other assets                                                                                       223
                                                                                              --------

    Total assets                                                                              $  4,772
                                                                                              ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable                                                                               $  2,686
  Accounts payable                                                                               2,585
  Accrued expenses                                                                               1,139
  Medical benefits obligation, current portion                                                      38
  Deferred revenue                                                                                  68
                                                                                              --------
    Total current liabilities                                                                    6,516

Medical benefits obligation, less current portion                                                  199
                                                                                              --------
Total liabilities                                                                                6,715

Stockholders' Equity (Deficit):
Convertible preferred stock, par value $.01 per share, 10,000,000 shares authorized
  Series A - 1,000,000 shares issued and outstanding                                                10
  Series B - 2,159,090 shares issued and outstanding                                                21
Common stock, stated value $.01 per share,  50,000,000 shares authorized,
  8,623,007 shares issued and outstanding                                                           87
Additional paid in capital                                                                      29,246
Accumulated deficit                                                                            (30,091)
Less treasury stock at cost, 992,565 shares                                                     (1,216)
                                                                                              --------
    Total stockholders' deficit                                                                 (1,943)
                                                                                              --------

Commitments and Contingencies

    Total liabilities and stockholders' equity (deficit)                                      $  4,772
                                                                                              ========


          See accompanying notes to consolidated financial statements.

                                   ESNI, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                         December 31,
                                                    2001               2000
                                                ------------       ------------
REVENUES:
   Managed services                             $      4,227       $      4,004
   Professional services                               4,307              5,753
                                                ------------       ------------
      Total revenues                                   8,534              9,757

COST OF SALES:
   Managed services                                    4,343              3,925
   Professional services                               3,542              5,644
                                                ------------       ------------
      Total cost of sales                              7,885              9,569

GROSS MARGIN:
   Managed services                                     (116)                79
   Professional services                                 765                109
                                                ------------       ------------
      Total gross margin
                                                         649                188

OPERATING EXPENSES:
   Sales and marketing                                 1,212              2,309
   General and administrative                          3,126              3,852
   Product development                                   353              1,258
   Amortization of goodwill and
      other intangible assets                             --                910
   Intangible impairment
      and restructuring charges                           --              3,734
   Non-cash compensation                                 418              1,557
                                                ------------       ------------
      Total operating expenses                         5,109             13,620
   Loss from operations                               (4,460)           (13,432)

OTHER INCOME (EXPENSE):
   Other expense, net                                    (31)               (17)
   Interest expense                                     (464)              (158)
   Interest income                                        19                175
                                                ------------       ------------
      Total other income (expense)                      (476)                --

Net loss                                        $     (4,936)      $    (13,432)
                                                ============       ============

Basic and diluted net loss per share            $      (0.66)      $      (1.96)
                                                ============       ============

Weighted average number of shares                  7,416,094          6,852,790
                                                ============       ============

           See accompanying notes to consolidated financial statements

                                   ESNI, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                      Series A Preferred   Series B Preferred Stock       Common Stock         Additional
                                    ---------------------  ------------------------       ------------          Paid-in
                                     Shares      Amount       Shares       Amount       Shares      Amount      Capital
                                    -------------------------------------------------------------------------------------
Balance at December 31, 1999        1,000,000   $      10    1,590,909    $      23    7,607,692   $      76   $  23,248
Exercise of options                        --          --           --           --      208,122           2         181
Issuance of Common Stock                   --          --           --           --      540,541           6         994
Issuance of Series B preferred
    stock                                  --          --       80,000           --           --          --         352
Issuance of Common Stock Warrants          --          --           --           --           --          --         270
Issuance of stock options in lieu
    of payment for services                --          --           --           --           --          --       1,355
Amortization of deferred
    compensation                           --          --           --           --           --          --
Cancelation Stock Options issued
    for services                           --          --           --           --           --          --        (337)
Revaluation stock options issued
    for services                           --          --           --           --           --          --        (335)
Net loss                                   --          --           --           --           --          --          --
                                    ---------   ---------   ----------    ---------    ---------   ---------   ---------

Balance at December 31, 2000        1,000,000   $      10    1,670,909    $      23    8,356,355   $      84   $  25,728
Exercise of options                        --          --           --           --       73,015           1          14
Issuance of Series B preferred
    stock in exchange of
    preference shares                      --          --      681,818           --           --          --       3,000
Issuance of Common Stock Warrants          --          --           --           --           --          --          51
Issuance of stock options in lieu
    of payment for services                --          --           --           --           --          --         457
Amortization of deferred
    compensation                           --          --           --           --           --          --
Cancelation Stock Options issued
    for services                           --          --           --           --           --          --          (4)
Conversion Series B Preferred to
    Common Stock                           --          --     (193,637)          (2)     193,637           2          --
Net loss                                   --          --           --           --           --          --          --
                                    ---------   ---------   ----------    ---------    ---------   ---------   ---------

Balance at December 31, 2001        1,000,000   $      10    2,159,090    $      21    8,623,007   $      87   $  29,246
                                    =========   =========   ==========    =========    =========   =========   =========

                                                                                          Total
                                                                                       Stockholders'
                                     Deferred    Accumulated                             Equity
                                   Compensation    Deficit       Treasury Stock         (Deficit)
                                                                 --------------
                                                               Shares       Amount
                                    ---------------------------------------------------------------
Balance at December 31, 1999        $    (505)   $ (11,723)    (992,565)   $  (1,216)   $   9,913
Exercise of options                        --           --           --           --          183
Issuance of Common Stock                   --           --           --           --        1,000
Issuance of Series B preferred
    stock                                  --           --           --           --          352
Issuance of Common Stock Warrants          --           --           --           --          270
Issuance of stock options in lieu
    of payment for services              (355)          --           --           --        1,000
Amortization of deferred
    compensation                          175           --           --           --          175
Cancelation Stock Options issued
    for services                          337           --           --           --           --
Revaluation stock options issued
    for services                          335           --           --           --           --
Net loss                                   --      (13,432)          --           --      (13,432)
                                    ---------    ---------    ---------    ---------    ---------

Balance at December 31, 2000        $     (13)   $ (25,155)    (992,565)   $  (1,216)   $    (539)
Exercise of options                        --           --           --           --           15
Issuance of Series B preferred
    stock in exchange of
    preference shares                      --           --           --           --        3,000
Issuance of Common Stock Warrants         (51)          --           --           --           --
Issuance of stock options in lieu
    of payment for services                (8)          --           --           --          449
Amortization of deferred
    compensation                           68           --           --           --           68
Cancelation Stock Options issued
    for services                            4           --           --           --           --
Conversion Series B Preferred to
    Common Stock                           --           --           --           --           --
Net loss                                   --       (4,936)          --           --       (4,936)
                                    ---------    ---------    ---------    ---------    ---------

Balance at December 31, 2001               --    $ (30,091)    (992,565)   $  (1,216)   $  (1,943)
                                    =========    =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                                   ESNI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (in thousands, except share and per share data)

                                                                                 December 31, 2001  December 31, 2000
                                                                                 -----------------  ------------------
Cash flows from operating activities:
    Net loss                                                                       $     (4,936)      $    (13,432)
    Adjustments to reconcile net loss to net cash used by
       operating activities:
         Depreciation                                                                     1,001                867
         Amortization of goodwill                                                            --                910
         Amortization of notes payable discount                                             196                 51
         Increase in allowance for doubtful accounts                                         --                 75
         Impairment of goodwill                                                              --              3,509
         Non-cash compensation                                                              418              1,557
         Changes in operating assets and liabilities:
             Accounts receivable                                                            243               (310)
             Other current assets                                                            73                 16
             Accounts payable and accrued expenses                                        1,401               (683)
             Deferred revenue                                                              (198)                96
                                                                                   ------------       ------------

    Net cash used in operating activities                                                (1,802)            (7,344)

Cash flows used in investing activities:
    Capital expenditures                                                                   (128)            (1,007)
                                                                                   ------------       ------------
Net cash used in investing activities                                                      (128)            (1,007)
                                                                                   ------------       ------------

Cash flows from financing activities:
     Proceeds from notes payable                                                            812              1,850
    Payments on bank loan                                                                   (38)              (800)
    Proceeds from bank loan                                                                  --                774
     Proceeds from issuance of common stock                                                  --              1,000
    Proceeds from exercise of stock options                                                  15                183
    Payments under capital lease obligations, net                                           (22)               (71)
                                                                                   ------------       ------------
Net cash provided by financing activities                                                   767              2,936
                                                                                   ------------       ------------

Net decrease in cash and cash equivalents                                                (1,163)            (5,415)

Cash and cash equivalents at beginning of period                                          1,767              7,182
                                                                                   ------------       ------------

Cash and cash equivalents at end of period                                         $        604       $      1,767
                                                                                   ============       ============

Supplemental disclosure of cash flow information: Cash paid during the period for:
         Interest                                                                  $         --       $         44
                                                                                   ============       ============
         Income Taxes                                                              $         --       $         --
                                                                                   ============       ============

          See accompanying notes to consolidated financial statements.

(1) SUMMARY OF OPERATIONS

      (a) ORGANIZATION

      The Company, then a subsidiary of Wiltek Inc., was formed in 1999. Effective July 28, 1999, Wiltek Inc. was merged with and into the Company, with the effect of (i) changing the name of the issuer, (ii) changing the state of incorporation of the issuer and (iii) amending the Certificate of Incorporation and By-laws of the issuer. On February 14, 2002, the Company changed its corporate name to ESNI, Inc.

      (b) SUMMARY OF OPERATIONS AND RECENT DEVELOPMENTS

      Prior to February 13, 2002, the Company (OTC.BB: ESNI), was an e-commerce enabler, providing global messaging solutions for Fortune 1000 companies. The Company offered a suite of enterprise communication infrastructure capabilities that facilitated secure and reliable information exchange. The Company's managed services included secure online messaging, outsourced e-mail services, directory and fax services and hosted communications. In addition, the Company had a professional services organization, which directed its efforts towards providing network design and integration, messaging integration and message platform migration services.

      On August 6, 2001, the Company announced that it had entered into definitive agreements with CRC, Inc., a New York Corporation ("CRC"), through which the Company would transfer its business and substantially all of its assets to a new joint venture entity, E-Sync Networks, LLC, a Delaware limited liability company (the "JV" or the "Joint Venture"), which would be majority owned by the Company. CRC would simultaneously then transfer business and assets substantially equal in projected revenues to the JV.

      The Company's stockholders approved the following at the annual meeting of stockholders on October 15, 2001 (collectively, the "CRC Transaction"): (a) the Contribution Agreement, dated as of August 6, 2001 (the "Company Contribution Agreement"), by and among the Company, the JV, and CRC, and (b) certain related agreements and transactions to be entered into or effected at the same time as the closing of the transactions under the Company Contribution Agreement (the "Closing"), including, among other things, (i) a Contribution Agreement pursuant to which CRC would contribute certain of its assets to the JV in exchange for a 49% membership interest in the JV, (ii) an Operating Agreement (the "Operating Agreement") pursuant to which the Company may be forced in the future to sell some or all of its interest in the JV, without the stockholders having a right to object to the sale, (iii) up to $2,000,000 of aggregate borrowings by the Company from CRC, and (iv) the issuance of a warrant by the Company to CRC which will entitle CRC to purchase 10% of the Company's outstanding common stock on a fully-diluted basis at a discount to current market price, determined as of the Closing.

      The Closing occurred on February 13, 2002 and in connection therewith, pursuant to the Company Contribution Agreement, the Company contributed substantially all of its assets and business to the JV in exchange for what initially was a 51% membership interest in the JV. At the same time, CRC contributed to the JV revenue to be derived from the contracts which were to have been assigned by CRC to the JV, less direct expenses and reasonable financing fees (if any) incurred directly resulting from working capital requirements for such contracts, and agreed to assign such contracts to the JV when all requisite third party consents are obtained. In exchange for its contribution, CRC received, initially, a 49% ownership interest in the JV. The Company's and CRC's respective interests in the JV are held, and the JV's operations are managed, pursuant to the terms of the Operating Agreement. The entity would initially be 51% owned by the Company. An affiliate of CRC is the general manager of the JV and will have substantive control over the financial and operating decisions of the JV. Subject to limited rights of the Company to veto certain transactions or remove the manager under very narrowly defined circumstances, the Company does not have control over the direction that the JV takes, or any right to remove the manager. Removal of CRC as the general manager requires the unanimous approval of all members of the JV and will require the immediate repayment of any debt owing by the Company to CRC (including borrowings outstanding under the $2 million credit facility). Accordingly, the company believes that the substantive rights of the minority investor, CRC, are sufficient to preclude the consolidation of the JV by the Company. Rather, the Company will account for the investment in the JV using the equity method of accounting.

      Pursuant to the Operating Agreement, CRC has an option to purchase from the Company an additional 17% interest in the JV. However, CRC may not exercise this option during the first 18 months following the closing unless the Company is in default of its obligations to CRC or certain other events have occurred, in which case, from that point forward, CRC will be able to exercise the option right away.

      CRC has made available to the Company a $2,000,000 revolving loan commitment subject to mandatory repayment from collections of the Company's accounts receivable, subsequent to the closing. The loans made by CRC to the Company are, and the additional loans to be made by CRC under the revolving loan commitment along with all other liabilities of the Company to CRC will be, secured by a Pledge and Security Agreement covering all of the Company's now owned or future acquired assets, and the lien of such agreement covers all amounts owed by the Company to CRC in connection with the CRC Transaction. At the Closing, during February 2002, as additional consideration for making the loan commitment, the Company issued to CRC a warrant that gives CRC the right to buy up to 2,526,942 shares of ESNI's common stock at an exercise price of $0.12 per share. These warrants are transferable and expire on February 13, 2012. CRC provided bridge loans to the Company during 2001 until the closing of the CRC Transaction. As of December 31, 2001 the Company had received $662,000 in bridge loans. Proceeds from the revolving loan commitment were used in part to repay the bridge loans. Through March 15, 2002 the Company has received $1,300,000 of the loan commitment.

      During February 2002, concurrently, with the closing of the CRC Transaction, the affiliate holders of notes payable with a principal balance of $2.0 million have converted the principal and accrued interest of approximately $290,000 into 661,683 shares of common stock and 5,627,748 shares of the Company's Series C Preferred Stock. One of the note holders was granted a non exclusive perpetual license in the Company's EBP technology in lieu of 100,000 shares of Series C Preferred Stock. See Note 5 to these consolidated financial statements.

      In addition, during February 2002 the Company reached agreements with certain trade creditors to settle outstanding amounts due for a reduced amount. The Company has agreements to reduce outstanding trade payables of approximately $1.3 million for an aggregate amount of approximately $800,000. Payments of the reduced amounts are payable in installments over a three month period.

      (c) LIQUIDITY

      The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial net losses and negative operating cash flow and revenues have been insufficient to cover costs of operations for the years ended December 31, 2001 and 2000. The Company has a working capital deficit of $4.9 million and an accumulated deficit of $30 million.

      The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      Management believes the Company's ability to continue as a going concern is dependent upon the success of the newly formed joint venture entity. The Company's operating assets as of February 13, 2002 consist principally of its investment in the JV. The Company's only source of funds to meet its operating expenses is a loan commitment from CRC and future distributions from the Joint Venture. As of this moment, we believe that CRC is in default of its obligation to provide additional loans to the Company. On April 15, 2002, CRC indicated that it does not intend to make future loans to the Company, has accused the Company of having made material misrepresentations to CRC in connection with the CRC Transaction and has demanded immediate repayment of all amounts that the Company owes to CRC. While the Company vigorously disputes all of CRC's claims, it does not have sufficient funds to repay CRC the amounts owed to it, nor does the Company have sufficient funds to satisfy its other creditors and continue operations without receiving these funds from CRC. Therefore, absent being able to convince CRC to withdraw its claims for breach of representations and repayment of the credit facility and to satisfy its obligations to loan additional funds to the Company in the immediate future, the Company may have no choice but to seek protection from creditors under the federal bankruptcy laws while it litigates against CRC. Further information is not available at the present time. The Company is not under any obligation to provide funding to the JV. The Company's ongoing operating expenses are expected to include part time management, insurance, annual professional fees and other costs to fulfill its requirements as a public company. In connection with the CRC Transaction, the Company transferred its equipment, all of its employees other than its President, and its operations to the JV. All other assets and liabilities were retained by the Company.

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

      (b) PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, E-Sync Networks (U.K.) Ltd. and Braincraft Learning Technologies, Inc., each of which have been shut down. All significant intercompany transactions have been eliminated in consolidation.

      (c) CASH EQUIVALENTS

      For purposes of the statement of cash flows, the Company considers all highly liquid instruments including money market funds and certificates of deposit with original maturities of three months or less to be cash equivalents.

      (d) REVENUE RECOGNITION

      The Company's revenues consisted of fees for Professional Services provided to its customers and were either on a fixed-fee or time and material basis with contracts typically ranging from 1 to 12 months. Professional Services revenue is recognized when services are performed. Deferred revenue represents amounts billed in excess of costs incurred and is recorded as a liability. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.

      Managed Services consisted of both fixed charges and usage based charges. Contracts for Managed Services are typically for a one-year period. The Company recognizes revenue in the period the services are performed.

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

      (h) EARNINGS (LOSS) PER SHARE

      Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share, and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic EPS is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. As a result of the Company's net loss, diluted net loss per share was the same as basic net loss per share for the years ended December 31, 2001 and 2000, since the effect of any potentially dilutive securities would be anti-dilutive.

      Diluted net loss per common share does not include the effects of (i) options to purchase 2,852,364 and 2,919,333 shares of common stock, for the years ended December 31, 2001 and 2000, respectively, (ii) the issuance of 4,659,090 shares of common stock issuable upon the conversion of Series A and B preferred stock and preference shares on an "as if" converted basis, for the years ended December 31, 2001 and 2000, (iii) warrants to purchase 268,000 shares of common stock for the year ended 2001, as the effect of their inclusion is anti-dilutive for each period.

      (i) ADVERTISING COSTS

      Advertising and promotion costs are expensed as incurred. These costs were $55,000 and $128,000 for the twelve months ended December 31, 2001 and 2000, respectively.

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

      A significant portion of the Company's revenue was, prior to the Closing, concentrated with a few customers. During the years ended December 31, 2001 and 2000, two customers individually accounted for more than 10% of the Company's total revenues aggregating 37% and 27% for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, three customer's individual accounts receivable balance exceed 10% of the outstanding accounts receivable. The aggregate balance of these customer accounts was approximately 37% of the outstanding balance.

      (k) IMPAIRMENT OF LONG-LIVED ASSETS

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

      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which a performance commitment is reached.

(3) BALANCE SHEET COMPONENTS

Property and Equipment                                                                                   December 31, 2001
----------------------                                                                                   -----------------
                                                                                                              ($000's)
Computer equipment                                                                                            $ 3,660
Equipment acquired under capital leases                                                                           633
Furniture and fixtures                                                                                            311
Leasehold improvements                                                                                          1,241
                                                                                                              -------
                                                                                                                5,845
Less:  accumulated depreciation and amortization, including $586 on equipment under capital lease               3,078
                                                                                                              -------
           Equipment, net                                                                                     $ 2,767
                                                                                                              =======

Accrued Expenses                                                                                         December 31, 2001
                                                                                                         -----------------
                                                                                                              ($000)
Salary and related benefits                                                                                   $   452
Accrued interest payable                                                                                          296
Professional Fees                                                                                                 181
Deferred rent                                                                                                     273
Other accrued expenses                                                                                             61
                                                                                                              -------
           Total accrued expenses                                                                             $ 1,263
                                                                                                              =======

(4) IMPAIRMENT OF LONG LIVED ASSETS

      On November 8, 1999, the Company acquired 100% of the outstanding stock of Braincraft Learning Technologies, Inc. ("Braincraft") for a total purchase price of $3.8 million. The purchase price included (i) $250,000 of cash, (ii) 671,676 shares of the Company's common stock valued at $2.9 million (iii) acquisition costs of $225,000 and (iv) options valued at $542,000. The Company assigned a value of $4.6 million to goodwill and other intangible assets, of which $910,000 was amortized in 2000. The Braincraft acquisition was accounted for as a purchase business combination.

      During the fourth quarter of 2000, the company committed to a plan to discontinue the operations of its web design consulting, which was the principal activity of Braincraft. As a result, it was determined that the goodwill associated with Braincraft was impaired and the Company record a charge of $3.5 million to write off the balance of goodwill as of December 31, 2000. In addition, the Company recorded a charge totaling $225,000 for minimum lease payments and other costs to shut down these operations. The Company completed the shut down during the second quarter of 2001. During 2001, $198,000 was charged against this reserve.

(5) CAPITALIZATION

      Common Stock

      The Company issued 73,015 and 208,122 shares upon the exercise of common stock options and received net proceeds of $15,000 and $183,000 during the years ended December 31, 2001 and 2000, respectively. During 2000, the Company sold 540,541 shares of common stock and received net proceeds of $1,000,000.

      In 1999, the Company issued 75,000 shares of common stock to an advisor for services to be performed over two years. The $422,000 value ascribed to these shares was recorded as other assets and was being ratably amortized over two years. For the years ended December 31, 2001 and 2000, $70,000 and $211,000, respectively has been amortized. Such amounts are included in non-cash compensation in the statements of operations. The remaining unamoritzed balance is $0 at December 31, 2001.

      During 2001 the Company issued fully vested warrants to purchase 110,000 shares of common stock, at exercise prices from $0.45 to 2.75 per share, to various consultants in exchange for providing operational advice. These warrants are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model and they were amortized over the applicable service periods. The Company amortized approximately $61,000 the year ended December 31, 2001. Such amounts are included in non-cash compensation in the consolidated statements of operations.

      Series A Convertible Preferred Stock

      On January 28, 1999, Commercial Electronics Capital Partnership, LP ("CECAP"), and a related entity, Commercial Electronics, L.L.C. (collectively, "Purchaser"), purchased 732,160 shares of common stock from three retiring directors at $.85 per share. In connection therewith, the Purchaser also purchased (i) 1,000,000 shares of Series A convertible preferred stock with no par value, and (ii) a warrant to purchase up to 1,500,000 shares of the Company's common stock for 18 months at a price of $1.00 per share, for an aggregate cash consideration paid to the Company of $3,000,000. The Purchaser exercised the warrants during 1999. The Series A convertible preferred stock was convertible into common stock at any time at the option of the holder on the basis of 2.5 shares of common stock for each share of preferred stock and automatically converted into common stock at such rate on January 28,2002.

      In connection with the aforementioned transaction, the Purchaser became the beneficial owner of 4,732,160 shares of the Company's authorized common stock, representing approximately 59% of the Company's outstanding common stock (assuming the conversion of Purchaser's preferred stock into common stock and the full exercise of the Purchaser's warrant to purchase common stock). Such beneficial ownership, along with the fact that the Purchaser's designees currently constitute a majority of the Company's Board of

Directors, and the fact that Purchaser has the contractual right to retain control of the Company's Board of Directors, constituted a change in control of the Company from the retiring directors to the Purchaser and their director nominees. Utilization of the Company's net tax loss carry forwards as of such date will be significantly limited as a result of the change in control of the Company.

      Series B Convertible Preferred Stock

      In the fourth quarter of 1999, the Company issued 1,590,909 shares of Series B Convertible Preferred Stock at $4.40 per share. The Company received aggregate cash proceeds of $ 6.985 million from such sales, net of offering costs ($7 million of gross proceeds). During 2000, the Company issued an additional 80,000 shares of Series B Convertible Preferred Stock in connection with the fourth quarter of 1999 offering of shares of Series B Convertible Preferred Stock at $4.40 per share to accredited investors. The proceeds of $351,010 were received during the fourth quarter of 1999 with respect to such shares

      In connection with the issuance of Series B Preferred Stock, the Company's U.K. subsidiary issued 3,000,000 preference shares. These preference shares were exchangeable at the option of the holder at anytime for 681,818 additional shares of the Company's Series B Preferred Stock. These preference shares were exchanged by the holder thereof for 681,818 additional shares of the Company's Series B Preferred Stock during 2001.

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

      In December 2001, holders of 193,637 Series B Preferred shares converted these Series B Preferred shares into 193,637 shares of the Company's common stock.

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

      Series C Convertible Preferred Stock

      During 2001 the Company authorized a new series of preferred stock designated as Senior Convertible Series C Preferred Stock. The Company authorized the issuance of up to 8 million shares of such preferred stock. None are outstanding at December 31, 2001.

      Any holder of Series C Preferred Stock shall have the right, at its option, at any time and from time to time, to convert any or all of such holder's shares of Series C Preferred Stock into Common Stock. Each Series C Preferred share may be converted at a rate equal to the quotient of the liquidation preference divided by the conversion price as defined. Upon the third anniversary of the Issue Date, each outstanding share of Series C Preferred Stock, or if earlier, the transfer of any shares of Series C Preferred Stock by an initial holder to any person other than an affiliate of such initial holder, such shares shall automatically be converted into shares of Common Stock.

      Liquidation Preference

      In the event of any liquidation or winding up of the Company, holders of Series B and C convertible preferred stock will be entitled to an amount equal to the applicable purchase price per share plus any accrued but unpaid dividends.

(6) BENEFIT PLANS

      (a) 401(k) PLAN

      The Company established a 401(k) defined contribution plan covering substantially all eligible employees. An eligible employee may elect to reduce his taxable compensation and have the amount of any such reduction contributed to the Plan on the employee's behalf. The Company may also make a discretionary matching contribution to the Plan. During the years ended December 31, 2001 and 2000, the Company's matched contribution was 15%.

      An eligible employee may elect to reduce his taxable compensation by 15% (but not more than $10,500 per year or such greater amount as may be set by the Internal Revenue Service). The amount of the reduction is called elective deferral. The Company will then contribute the elective deferral to the Plan on the employee's behalf. The Company's contributions to the plan for the years ended December 31, 2001 and 2000, were $31,000 and $44,000, respectively.

      (b) STOCK OPTIONS

      In October 2001, the shareholders of the Company approved an amendment to the Company's 1999 Long-term Incentive Plan to increase the number of shares of common stock available under the plan to 7,500,000 shares. At December 31, 2001, 2,852,367 shares were outstanding and 4,623,076 shares were available for future grants. Under prior stock option plans 72,000 shares were outstanding, no shares are available for future grants. Vesting under the 1999 plan ranges from immediately to three years.

      In December 1999, the Company issued options to purchase 40,000 shares of common stock, at an exercise price of $4.20 per share, to a consultant in connection with acting as a technical advisor for the Company's U.K. operations for three years. The Company issued an additional 35,000 options to this consultant at exercise prices ranging from $6.375 to $11.125 in the quarter ended June 30, 2000. During the quarter ended September 30, 2000, the consulting agreement was terminated and the options were cancelled. As a result, the company reversed approximately $337,000 of deferred compensation. During 2000, the Company issued options to purchase 4,000 shares of common stock to a consultant in exchange for providing certain investor relation services. These options have an exercise price of $15.00, are exercisable for a period of ten years and vest ratably over the consultant's period of service. The Company accounts for these options in accordance with Emerging Issue Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Pursuant to EITF 96-18, the Company values the options using a Black-Scholes pricing model. The value ascribed to these options is adjusted at each intervening balance sheet date to the then-current market value. The cost is being amortized over the applicable vesting periods. The Company amortized $97,000 of the deferred compensation during the year ended December 31, 2000. Such amounts are included in non-cash compensation in the consolidated statements of operations.

      The Company issued fully vested options to purchase 41,500 and 48,000 shares of common stock, during the years ended December 31, 2001 and 2000 respectively, at exercise prices from $0.01 to 1.8125 per share, to various consultants in exchange for providing various operational advice. These options are exercisable for a period of ten years. The Company valued these options using the Black-Scholes pricing model and they will be amortized over the applicable service periods. The Company amortized approximately $38,000 and $77,000 during the years ended December 31, 2001 and 2000 respectively. Such amounts are included in non-cash compensation in the consolidated statements of operations.

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

      During the years ended December 31, 2001 and 2000, the Company granted options to employees to purchase approximately 1,178,823 and 965,135 shares, repetitively, of common stock at prices ranging from $0.20 to 0.46. These options are fully vested and are exercisable for a ten year period. The Company has recognized an expense for the difference between the exercise price and the fair market value of the stock at the grant date totaling approximately $249,000 and 854,000 during the years ended December 31, 2001 and 2000, respectively. These amounts are included in non-cash compensation in the consolidated statement of operations.

      During the years ended December 31, 2001 and 2000, the Company granted options at the then fair value, to purchase approximately 692,000 and 819,000 shares respectively, of common stock to employees at prices ranging from $0.36 to $6.38. These options are exercisable for a ten year period and vest over three years. In addition, during 2001, the Company granted options to purchase 450,000 shares of common stock, at an exercise price of $0.80, the then current fair value, to the Company's former CEO. These options are exercisable for a period of five years. Prior option grants were canceled upon the former CEO's separation.

      The following table summarizes the options granted under the plan for the period from December 31, 1999 through December 31, 2001:

                                                                     Weighted Average
                                                      Shares          Exercise Price
                                                    ----------       ----------------
Outstanding at 12/31/99 ................             1,002,105             $2.97
   Granted .............................             2,657,879             $2.23
   Exercised ...........................              (208,122)            $0.87
   Expired / Canceled ..................              (532,529)            $4.65
                                                     ---------
Outstanding at 12/31/00 ................             2,919,333             $2.15
   Granted .............................             2,020,355             $0.67
   Exercised ...........................               (63,435)            $0.29
   Expired / Canceled ..................            (2,023,886)            $1.70
                                                     ---------
Outstanding at 12/31/01 ................             2,852,367             $1.51
                                                     =========

      At December 31, 2001 and 2000, there were 2,441,184 and 1,305,976 options that were exercisable.

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

                                               DECEMBER 31, 2001   DECEMBER 31, 2000
                                               -----------------   -----------------
   NET EARNINGS
   As reported                                    $   (4,884)        $  (13,432)
   Pro Forma                                      $   (7,346)        $  (15,675)

   EARNINGS PER SHARE
   As reported
         Basic                                    $    (0.66)        $    (1.96)
         Diluted                                  $    (0.66)        $    (1.96)

   Pro Forma
         Basic                                    $    (0.99)        $    (2.29)
         Diluted                                  $    (0.99)        $    (2.29)

      The resulting effect on the pro forma net loss per common share for the years ended December 31, 2001 and 2000 is not likely to be representative of the effects on the net loss on a pro forma basis in future years, because the pro forma results include the impact of previous years of grants and related vesting, while subsequent years will include additional grants and vesting.

      The following table summarizes information about the stock options at December 31, 2001.

                                OPTIONS OUTSTANDING                                               OPTIONS EXERCISABLE
---------------------------------------------------------------------------------     --------------------------------------------
     Range of             Number           Weighted Average         Weighted                  Number               Weighted
     Exercise         Outstanding at          Remaining              Average              Exercisable at           Average
      Prices             12/31/01          Contractual Life      Exercise Price              12/31/01           Exercise Price
-----------------     --------------   -----------------------  -----------------     ---------------------   --------------------
  $0.20 - $0.46         1,801,973                9.12                $0.28                  1,467,941                 $0.28
  $0.80 - $1.09           472,500                9.50                $0.90                    550,000                 $0.55
  $1.84 - $3.31           119,560                8.82                $2.58                     56,520                 $2.58
  $4.12 - $4.62           291,834                7.89                $4.22                    177,889                 $4.22
  $5.12 - $6.38           166,500                8.36                $6.17                     88,833                 $6.17
                      -----------                                                     ---------------
                        2,852,367                9.30                $1.51                  2,341,183                 $1.00
                      ===========                                                     ===============

(7) NOTES PAYABLE

            During August 2000, the Company received $1,000,000 from affiliates in connection with the issuance of subordinated term notes payable due on August 15, 2001. The notes bear an interest rate of 12% per annum. The principal balance is payable at maturity, however, in the event the Company receives proceeds in excess of $3,000,000 from the sale of securities, the holders may demand prepayment of all or any part of the then outstanding balance. At December 31, 2001 the outstanding balance was $1,000,000. During February 2002, the affiliate holders of these notes payable converted the principal and accrued interest of approximately $180,000 into 3,081,962 shares of the Company's Series C preferred Stock. One of the note holders was granted a non exclusive perpetual license in the Company's EBP technology in lieu of 100,000 shares of Series C Preferred Stock.

      In connection with the issuance of these notes, the Company, in August 2000, issued warrants to purchase 30,000 shares of the Company's common stock at exercise prices ranging from $3.85 to $5.50 per share. The warrants are transferable and expire on August 15, 2005. A value of approximately $167,000 was ascribed to these warrants using the Black-Scholes pricing model. The value of the warrants was recorded as a reduction to the notes payable with a corresponding increase to additional paid-in capital. This value was being amortized as interest expense over the one-year term of the notes. For the years ended December 31, 2001and 2000 the Company amortized approximately $109,000 and $58,000, respectively, which is included in interest expense in the consolidated statement of operations.

            During December 2000, the Company received $ 850,000 and an additional $150,000 during 2001 from an affiliate in connection with the issuance of subordinated term notes payable. The notes bear an interest rate of 10% per annum. The principal balance and interest was payable at the maturity date, May 31, 2001. At December 31, 2001, the outstanding balance was $1,000,000. During February 2002, the affiliate holders of these notes payable converted the principal and accrued interest of approximately $110,000 into 661,683 shares of common stock and 2,545,786 shares of Series C Preferred Stock.

      In connection with the issuance of these notes, the Company, December 2000, issued warrants to purchase 108,000 shares of the Company's common stock at an exercise price of $1.25 per share. The warrants are transferable and expire on December 22, 2005. A value of approximately $88,000 was ascribed to these warrants using the Black-Scholes pricing model. The value of the warrants was recorded as a reduction to the notes payable with a corresponding increase to additional paid-in capital. This value was amortized as interest expense during 2001.

      In September 2000, the Company entered into a one-year Financing Agreement with a bank. The maximum available under the facility was $1.5 million. The facility contained limits on borrowing based upon stipulated percentages of accounts receivable and selected financial ratios. During December 2000 the Company repaid amounts outstanding and terminated the line. In connection with the Financing Agreement as modified, the Company issued warrants to purchase 18,181 shares of the Company's Common Stock at an exercise price of $2.00 per share, the fair value of these options were de minimus. The warrants are transferable and expire on September 22, 2007.

      During 2001, the Company had received bridge financing from CRC in connection with the CRC Transaction described in Note 1 to these consolidated financials statements. As of December 31, 2001 the Company had received $662,000 in bridge financing. Pursuant to the CRC Transaction CRC has made available to the Company a $2,000,000 revolving loan commitment subject to mandatory repayment from collections of the Company's accounts receivable, subsequent to the closing which occurred in February 2002. The loans made by CRC to the Company are, and the additional loans to be made by CRC under the revolving loan commitment along with all other liabilities of the Company to CRC will be, secured by a Pledge and Security Agreement covering all of the Company's now owned or future acquired assets, and the lien of such agreement covers all amounts owed by the Company to CRC in connection with the CRC Transaction. At the Closing, during February 2002, as additional consideration for making the loan commitment, the Company issued to CRC a warrant that gives CRC the right to buy up to 2,526,942 shares of ESNI's common stock at an exercise price of $0.12 per share. These warrants are transferable and expire on February 13, 2012. Proceeds from the revolving loan commitment were used in part to repay the bridge loans. Through March 15, 2002 the Company has received $1,300,000 of the loan commitment.

      The Company's subsidiary, Braincraft Learning Technologies Inc., ("Braincraft") also has an outstanding line of credit with a commercial bank of $100,000 bearing interest at 2% above the bank's prime rate. The amount outstanding under the line of credit at December 31, 2001 was approximately $19,000.

(8) INCOME TAXES

      For the year ended December 31, 2001 and 2000 there is no provision for federal, state or local income taxes since the Company incurred losses during those periods. A full valuation allowance has been established to reduce the Company's deferred tax asset.

Significant components of the Company's deferred tax asset as of December 31, 2001 are as follows:

                   Net operating loss carry-forward               $ 7,164,000
                   Less valuation allowance                        (7,164,000)
                                                                  -----------
                   Net deferred tax assets                        $         0
                                                                  ===========

      At December 31, 2001, the Company's U.S. operating loss carry-forward for Federal tax purposes approximated $19,075,000 and $16,805,000 for state tax purposes. The expected Federal Statutory rate is 34%. The Company has established a valuation allowance to reduce its net deferred tax asset to zero at December 31, 2001 because current evidence indicates that it is more likely than not that the deferred tax asset will not be realized.

      The Tax Reform Act of 1986 enacted a complex set of rules (Internal Revenue Code Section 382) limiting the utilization of net operating loss carry-forwards to offset future taxable income following a corporate "ownership change." Generally, this occurs when there is a greater than 50% change in ownership. As discussed in Note 5 an ownership change occurred in 1999. The Company has reduced the deferred tax asset balance for this limitation on the utilization of the net operating loss carryforward as of the 1999 ownership change.

(9) MEDICAL BENEFITS OBLIGATION

      Pursuant to the 1999 Purchase Agreement, the Company signed a "Medical Benefit Letter" which obligates the Company to provide medical benefits to the three retiring directors and their spouses until they reach age 65 (dates ranging from September 12, 2004 to December 29, 2009). The Company's maximum obligation under the "Medical Benefit Letter" is $400,000. The Company initially recorded a liability approximating $260,000 representing the net present value of the maximum $400,000 medical benefit obligation. The Company was also required to deposit $250,000 in a Medical Escrow Fund to secure a portion of the Company's obligation under the "Medical Benefit Letter". The Company has classified the deposit of $250,000 as "other assets" in the accompanying balance sheet. The Company is entitled to withdraw from the medical escrow fund medical benefits paid pursuant to the "Medical Benefit Letter" on a quarterly basis. Such payments totaled $21,224 during the twelve months ended December 31, 2001, and were charged against the medical benefit obligation liability.

(10) COMMITMENTS AND CONTINGENT LIABILITIES

      Total rental expenses for office space, equipment and automobiles included in the results of operations for fiscal years ended December 31, 2001 and 2000, were $792,000 and $870,000 respectively. Minimum rental commitments under non-cancelable operating leases covering space and equipment are as follows:

                           Year                               Rental Commitments
                  ----------------------                      ------------------
                           2002                                $         399,000
                           2003                                          277,000
                           2004                                          308,000
                           2005                                          308,000
                           2006                                          308,000
                        thereafter                                     2,631,000
                                                               -----------------
                           Total                               $       4,231,000
                                                               =================

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

      During 2001 the Company was an e-commerce enabler, providing global messaging solutions for Fortune 1000 companies. The Company offered a suite of enterprise communication infrastructure capabilities that facilitate secure and reliable information exchange. These services included secure online messaging, outsourced e-mail services, directory and fax services, hosted communications, network design and integration, messaging integration and message platform migration. The operations of the Company during 2001 were conducted through two business segments primarily within the continental United States and the United Kingdom. Descriptions of the business segments' services and operations are as follows:

Managed Services

      The Managed Services business delivers its services through three products, MailFAX, Directory and Messaging Services, and Hosting Services. MailFAX facilitates conversion, encryption and delivery of faxes to e-mail or e-mail to faxes without any additional hardware or software. This service included (i) Application to Fax which simultaneously delivers computer-generated files from mainframe or PC-based applications to one or many facsimile devices worldwide, (ii) Outbound Fax, which sends faxes and attachments via e-mail, and
(iii) Inbound Fax, which allows receipt of inbound faxes at the desktop via e-mail. Directory and Messaging Services enabled customers' multiple-messaging systems to have all user address information presented in a complete, native format to all participating systems. This service feature also allowed external trading partner systems to participate in the directory synchronization process. As an enhancement, messaging integration, which connects users of disparate messaging applications (Exchange, Lotus Notes, cc:Mail, Profs, etc.) within an organization could be implemented over intranets, extranets, and virtual private networks (VPNs). Hosting Services, whereby the Company maintained customers' applications remotely at one of its sites using the latest technologies, provides security, redundancy, and data backup for the client's applications.

Professional Services

      Professional Services provides consulting services in the areas of messaging design, architecture and implementation, as well as a broad range of additional services including network design and integration, systems management, security planning and training. Network Design and Integration provides expert resources for all network design and integration needs. The Company assesses information, messaging, and connectivity needs, evaluated existing infrastructure architecture for adaptability to change, defined and tested migration processes, executed and documented phased migration procedures for disparate messaging platforms, and prepares enterprise-wide implementation plans. The Company also offered numerous services in application development and support and in workflow automation. The Company could install a Virtual Private Network (VPN) to ensure that only authorized users could access a client's network and that data could not be intercepted. The Security Solutions area provided the ability to exchange sensitive documents and private information securely with confidence and reliability. The Company used public key infrastructure (PKI) technology to deliver digital certificates, encryption keys, and SmartCards for optimum secure messaging. With large-scale anti-virus protection capabilities and e-mail anti-virus filtering, the Company could provide full protection for applications, data, messaging, and user systems across entire networks. The Company's Security Solutions evaluated the costs and benefits of ID/password pairs, challenge/response tokens, smart cards, biometrics, or other devices that provide unique profiles. BackOffice(R) Consulting provided architecture, design, and implementation services. The Company's Microsoft Certified Professionals, Systems Engineers, and Trainers offered a complete BackOffice(R) solution, including assessing system requirements, installing, configuring, and training.

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

The following table presents the Company's business segment financial information, in thousands:

                                                                     DECEMBER 31, 2001    DECEMBER 31, 2000
                                                                     -----------------    -----------------
REVENUE:
   Managed services                                                     $    4,227           $    4,004
   Professional services                                                     4,307                5,753
                                                                        ----------           ----------
      Total revenues                                                    $    8,534           $    9,757
                                                                        ==========           ==========

OPERATING INCOME (LOSS):
   Managed services                                                     $   (2,666)          $   (3,359)
   Professional services                                                    (1,794)              (6,062)
                                                                        ----------           ----------
   Operating income (loss) from segments                                    (4,460)              (9,421)
   Impairment and restructuring charge (professional services)                  --               (3,734)
   Corporate expenses, net                                                     (31)                (225)
   Interest (expense) income, net                                             (445)                 (52)
                                                                        ----------           ----------
      Net earnings (loss)                                               $   (4,936)          $  (13,432)
                                                                        ==========           ==========

DEPRECIATION AND AMORTIZATION:
   Managed services                                                     $      508           $      359
   Professional services                                                        70                   70
   Corporate                                                                   423                1,337
                                                                        ----------           ----------
      Total depreciation and amortization                               $    1,001           $    1,766
                                                                        ==========           ==========

CAPITAL EXPENDITURES:
   Managed services                                                     $       83           $      335
   Professional services                                                        44                   64
   Corporate                                                                     1                  608
                                                                        ----------           ----------
      Total capital expenditures                                        $      128           $    1,007
                                                                        ==========           ==========

IDENTIFIABLE ASSETS At:                                              DECEMBER 31, 2001
                                                                     -----------------
   Managed services                                                     $    1,340
   Professional services                                                       683
                                                                        ----------
      Total assets for reportable segments                                   2,023
   Corporate                                                                 2,749
                                                                        ----------
      Total assets                                                      $    4,772
                                                                        ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following paragraphs set forth the Company's Directors and Executive Officers; their present principal occupation, including position, if any, with the Corporation; and their age and business experience during the past five years. The paragraphs below are based in part on information received from the respective individuals and in part from the records of the Corporation.

DIRECTORS

MICHAEL A. CLARK, 46, is the President, Chief Operating Officer and Secretary of ESNI. Over the past two decades, Michael has established himself as an industry pioneer, developing and marketing applications of leading-edge technologies and driving business-to-business e-commerce initiatives. From 1999 until he joined the Company in 2000 he was an independent consultant. From 1996 through 1998 he was CEO of NetValue, an early entrant into the online promotion and e-commerce space. Before NetValue, he was President of TSS, Ltd., an operator of an interactive kiosk network. Mr. Clark also served as Managing Director of Citicorp POS, an innovator in database one-to-one marketing. Mr. Clark was appointed as a director in October 2000.

NATHAN GANTCHER, 60, is former Vice Chairman of CIBC World Markets Corp., the USA section 20 broker dealer of Canadian Imperial Bank of Commerce. From 1997 through 1999, Mr. Gantcher was also a Senior Vice President of CIBC and a member of the CIBC World Markets Executive Board and Co-Chairman of its USA Management Committee. From 1968 until 1997, Mr. Gantcher was employed at Oppenheimer & Co., Inc., where he was named Executive Vice President in 1980 and President and Co-CEO in 1983, which positions he held until Oppenheimer was acquired by CIBC in November 1997. Mr. Gantcher is Chairman of the Board of Trustees of Tufts University. He is a member of the Board of Overseers at the Columbia University School of Business and Chairman of its Nominating Committee. Mr. Gantcher is also a member of the Council on Foreign Relations, Director of Neuberger Berman, a Director of Mack-Cali Realty Corp., a Senior Advisor of RRE Investors, and a former governor of the American Stock Exchange. Mr. Gantcher was appointed as a director of ESNI in January 1999.

STEPHEN D. GRUBBS, 49, currently is Chief Executive Officer of PHD North America, a division of the PHD global network. PHD is an independent media services company within the Omnicom Group. Prior to joining PHD, Mr. Grubbs was the Chief Executive Officer of OMD USA, Omnicom's other global media services network. He joined OMD USA at its inception in April 2000. From May 1977 through March 2000, Mr. Grubbs was employed by BBDO, Inc., most recently as Executive Vice President, National Broadcast Buying. After joining BBDO in 1977, Mr. Grubbs was appointed Director of National TV Buying and Program Development in 1986. In 1995, he was named a member of the Board of Directors of BBDO New York and was elected Executive Vice President in 1996. Mr. Grubbs serves on the Board of Directors of Advertising Information Services and is a former Chairman of the American Association of Advertising Agencies' Network TV Committee. Mr. Grubbs was appointed as a director of ESNI in May 1999.

GRAEME MACLETCHIE, 64, had been Senior Vice President of C. J. Lawrence Deutsche Bank Securities Corporation from 1970 to 1995, and presently he is a director at Deutsche Bank Alex Brown, a division of Deutsche Bank Securities Inc. He served on the Company's Board of Directors from 1994 to 1999 and was reappointed in May 2001 to fill a vacancy.

JOHN C. MAXWELL, III, 42, is the Managing Director of the New York based venture fund Talmage Capital, LP. From 1997 to 2001, Mr. Maxwell was the Managing Director of CECAP. From 1996 to 1997, he was the

Vice President of Business Development and Market Research for the Advanced Technology and Corporate Development Group of Compaq Computer Corporation where he headed mergers and acquisitions, and established Compaq's venture capital effort. Prior to joining Compaq, Mr. Maxwell was Managing Director of the Research/Investment Banking Boutique at SoundView Financial Group, where he served from 1990 to 1996. He also served as Vice President for Dillon Read & Co., one of Wall Street's leading investment banking firms. Mr. Maxwell serves on the Board of Directors of E-Certify, PCSat, and CompuCom Systems, Inc. Mr. Maxwell was the Chairman of the Board from January 28, 1999 through December 31, 2000 and continued to serve on the Board thereafter. Also, from January 28, 1999 through February 10, 2000, Mr. Maxwell served as Chief Executive Officer of the Company and as acting Chief Executive Officer from October 19, 2000 through December 10, 2000. Each director's term expires at the 2002 Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

The following table lists information regarding the current executive officers of the Company:

      NAME                        POSITION                        AGE
Michael A. Clark     President and Chief Operating Officer        46

Executive officers are elected until the next annual meeting of the Board of Directors and until their respective successors are elected and qualified. Biographical information with respect to Mr. Clark is set forth above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires directors, executive officers and 10% beneficial owners of any class of equity securities of the Company to file certain reports concerning their ownership of the Company's equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recently completed fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recently completed fiscal year, the directors, officers and beneficial owners of 10% or more of any class of the Company's securities which failed to make the requisite filings on a timely basis are set forth below.

Michael Clark failed to timely file a Form 5 with respect to the fiscal year ended December 31, 2001 to report (i) a grant of options to purchase 50,000 shares of common stock on September 22, 2000, (ii), a grant of options to purchase 24,871 shares of common stock on January 16, 2001, (iii) a grant of options to purchase 200,000 shares of common stock on March 14, 2001 (iv) four dispositions to the Company of options to purchase 50,000, 50,000, 50,000 and 200,000 shares of common stock, respectively, on August 14, 2001, (v) the grant of replacement options to purchase 300,000 shares of common stock on August 14, 2001 and (vi) the grant of options to purchase 20,575 shares of common stock on August 14, 2001. Peter Boni failed to timely file a Form 5 with respect to the fiscal year ended December 31, 2001 to report the grant of a warrant exercisable for 25,000 shares of common stock on June 11, 2001. Each of Nathan Gantcher, Stephen Grubbs and Graeme MacLetchie failed to timely file a Form 5 with respect to the fiscal year ended December 31, 2001 to report (i) a grant of options to purchase 50,000 shares of common stock on August 14, 2001 and (ii) a grant of options to purchase 20,000 shares of common stock on October 15, 2001.

Philip Baden received (i) a grant of options to purchase 25,758 shares of common stock on January 16, 2001 and (ii) a grant of options to purchase 16,104 shares of common stock on August 14, 2001. Michael Fix (i) received a grant of options to purchase 258,618 shares of common stock on January 17, 2001, (ii) received a grant of options to purchase 478,296 shares of common stock on January 17, 2001,
(iii) disposed to the Company options to purchase 258,618 shares of common stock on May 12, 2001, (iv) disposed to the Company options to purchase

478,296 shares on May 12, 2001 and (v) received a grant of replacement options to purchase 450,000 shares of common stock on May 12, 2001. John Maxwell received (i) a grant of options to purchase 50,000 shares of common stock on August 14, 2001 and (ii) a grant of options to purchase 20,000 shares of common stock on October 15, 2001. Forms 5 for the aforesaid transactions were not filed with respect to the fiscal year ended December 31, 2001.

CECAP failed to file timely a Form 4 to report its acquisition of a warrant exercisable for 11,400 shares of common stock during April 2001. Each of Electronics Investments, L.L.C. ("EI"), the General Partner of CECAP, and Michael P. Schulhof, the Managing Member of EI, also failed to file timely a Form 4 to report such transaction. Forms 5 for the aforesaid transaction were not filed with respect to the fiscal year ended December 31, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to cash compensation, paid or accrued by the company for the years ended December 31, 2001, 2000, and 1999:
                 Annual Compensation Summary Compensation Table

                                                                                                            Long Term
                                                              Annual Compensation                          Compensation
                                          ------------------------------------------------------------  -------------------
                                                                                        All Other        Shares of Common
             Name and                                                                     Annual         Stock Underlying
        Principal Position              12 Months Ended     Salary ($)   Bonus ($)   Compensation (1)    Options (#) (2)
-----------------------------------  ---------------------  ----------  -----------  -----------------  -------------------
Michael W.G. Fix,                      December 31, 2001       146,000      --             --              450,000 (10)
Chairman and CEO (3)                   December 31, 2000        15,000      --             --              736,914  (3)

Michael A. Clark,                      December 31, 2001       211,000      --             --              345,146 (10)
President and COO (4)                  December 31, 2000       135,000      --             --              157,436  (9)

Frank J. Connolly Jr.,                 December 31, 2001         9,000
Chief Financial Officer (8)            December 31, 2000       202,500   6,250          6,900              107,436

Philip S. Baden,                       December 31, 2001       173,503      --             --               41,862 (10)
Vice President, Professional           December 31, 2000       150,335      --             --               72,876
Services (6)                           December 31, 1999       111,630   5,222 (5)         --               40,000

Michael Lightman, Vice President
Managed Services (7)                   December 31, 2001       165,000      --             --               95,529 (10)

Neil Frieser, Vice President
Business Development                   December 31, 2001       135,000      --             --               65,539 (10)

----------

(1)   Represents compensation related to automobile allowance.
(2) Options generally expire on the earlier of the expiration date or 90 days from the termination of employment with the Company.
(3) Michael W.G. Fix served as the CEO from December 2000 to May 2001. Options granted during 2000 were canceled with the grant of a replacement option during 2001, exercisable for 450,000 shares
(4) Michael A. Clark, joined the Company, in March 2000. Mr. Clark was appointed President and COO in October 2000.
(5)   Represents amounts accrued in 1999 but paid in 2000.
(6) Philip S. Baden was an officer of the Company from April 1999 to February 2002.
(7)   Michael Lightman joined the Company in December 2000.
(8) Frank J. Connolly Jr. served as the Chief Financial Officer from September 1999 to January 2001
(9) Options totaling 250,000 and 100,000 shares issued during 2001 and 2000, respectively, were canceled in connection with the grant of a replacement option for 300,000 shares issued during 2001.

(10) The following summarizes the fair market value of option grants at date of grant, computed based upon the difference between the exercise price and last reported trading price as of the grant date

                                                             Number of Shares
Name And Position                                           underlying Options           Dollar Value
                                                          ------------------------     ------------------
Michael W.G. Fix,  Chairman and CEO                              450,000                        (a)

Michael A. Clark                                                  24,871                   $20,332
  President and COO                                              300,000                   $54,000
                                                                  20,575                   $ 6,488

Philip S. Baden                                                   16,104                   $ 5,153
  Vice President Professional Services                            25,758                   $21,057

Michael Lightman                                                  45,000                   $ 9,450
  Vice President Managed Services                                 40,529                   $12,969

Neil Frieser                                                      45,000                   $ 9,450
  Vice President Business Development                              8,480                   $ 2,714
                                                                  12,059                   $ 9,858

a) Exercise price was equal to or exceeded the last reported trading at date of grant

----------

The following table summarizes individual option grants during the year ended December 31, 2001:

                        Option Grants in Last Fiscal Year

                                                                  Individual Grants
-------------------------------------------------------------------------------------------------------------------
          (a)                    (b)                   (c)               (d)                              (e)
                         Number of Shares of        % of Total                       Market Price
                            Common Stock          Options Granted     Exercise        At Date of
                         Underlying Options       to Employees in       Price           Grant         Expiration
NAME                         Granted (#)                 2001         ($/Share)        ($/Share)         Date(1)
---------------------    -------------------      ----------------   ----------      -------------    -------------
Michael W.G. Fix               450,000                  22.27%        $    0.80               (2)         5/1/2006
                               258,618(8)               12.80%        $    1.16               (2)          1/17/11
                               478,296(8)               23.67%        $    1.16               (2)          1/17/11

Michael A. Clark                50,000(4)                2.47%        $    3.31               (2)        3/21/2010
                                24,871(5)                1.31%        $    0.27        $    1.09         1/16/2011
                               200,000(3)(9)             9.89%        $    1.09        $    0.88         3/14/2011
                               300,000(6)               14.85%        $    0.36        $    0.54         8/14/2006
                                20,575(6)                1.01%        $    0.22        $    0.54         8/14/2011

Frank J. Connolly Jr                --                     --                --               --                --

Philip S. Baden                 16,104(6)                0.79%        $    0.22        $    0.54         8/14/2011
                                25,758(5)                1.27%        $    0.27        $    1.09         1/16/2011

Michael Lightman                45,000(7)                2.23%        $    0.33        $    0.54         8/14/2011
                                40,529(6)                2.01%        $    0.22        $    0.54         8/14/2011

Neil Frieser                    45,000(7)                2.23%        $    0.33        $    0.54         8/14/2011
                                 8,480(6)                0.42%        $    0.22        $    0.54         8/14/2011
                                12,059(5)                0.60%        $    0.27        $    1.09         1/16/2011

(1) Options expire on the earlier of the expiration date or 90 days from the termination of employment with the Company.
(2)   Exercise price was equal to the market price as of the grant date.
(3) Options are exercisable 1/3 March 2001, balance ratably on a monthly basis over a two year period.
(4) The options are exercisable ratably over three years from the date of grant.
(5)   The options are fully exercisable upon issuance.
(6)   The Options are exercisable January 2002.
(7) The Options are exercisable1/3 February 2002, 1/3 August 2002 and 1/3 February 2003.
(8) The options were canceled on May 12, 2001 in connection with the grant of a replacement option for 450,000 shares.
(9) The options were canceled on August 14, 2001 in connection with the grant of a replacement option exercisable for 300,000 shares issued to replace and options granted in 2000 for 100,000 shares.

----------

                       Aggregated Option Exercises in Last
                      Fiscal Year and FY-End Option Values

                                                         Number of Shares of Common        Value of Unexercised
                             Shares                     Stock Underlying Unexercised      In-the-Money Options at
                            Acquired                        Options at FY-End (#)             FY-End ($) (1)
                               on           Value               Exercisable/                   Exercisable/
Name                      Exercise (#)   Realized ($)           Unexercisable                  Unexercisable
                          ------------   ------------           -------------                  -------------
Michael W.G. Fix                    --             --           90,000/360,000                     $0/$0

Michael A. Clark                    --             --          182,307/220,575                     $0/$0

Philip S. Baden                     --             --            98,634/56,104                     $0/$0

Frank J. Connolly, Jr.              --             --                       --                        --

Michael Lightman                    --             --           28,333/142,196                     $0/$0

Neil Frieser                        --             --            81,865/67,480                     $0/$0

Pursuant to a letter agreement with Michael A. Clark, the Company's President and Chief Operating Officer, Mr. Clark received a $125,000 cash bonus upon the closing of the CRC Transaction.

The Company has an agreement with Michael A. Clark and John C. Maxwell, III to provide the Company with executive management services subsequent to the closing of the CRC Transaction. The services include managing the Company's investment in the JV and its relationship with CRC, maintaining compliance with the federal securities laws and seeking new opportunities for the Company. The arrangement provides for a payment of $62,500 per year to each of Messrs. Clark and Maxwell as compensation, in addition to the continuation of benefits. In addition, in the event that Messrs. Clark and Maxwell are successful in consummating an acquisition for the Company, the Company has agreed to pay them a success fee based on the following formula: 5% of the first $1 million of transaction value, 4% of the second $1 million of transaction value, 3% of the third $1 million of transaction value, 2% of the fourth $1 million of transaction value and 1% of any transaction value in excess of $4 million. Under the agreement, Mr. Clark is eligible to receive a severance payment equal to three months of his salary at the time of the termination of his providing executive management services.

Michael W.G. Fix resigned as the Company's Chairman on May 5, 2001 and as the Company's Chief Executive Officer effective as of May 12, 2001. Pursuant to a separation agreement, as a severance payment, Mr. Fix continued to receive his base salary (at an annual rate of $250,000) for the period beginning May 13, 2001 through July 31, 2001, in addition to the continuation of Mr. Fix's employee benefits through such time. Mr. Fix's employment agreement terminated with the separation agreement.

Further, the Company granted Mr. Fix 450,000 non-qualified stock options with an exercise price of $0.80 per share which replaced all of his previously granted options. These options became vested on May 12, 2001 and expire on May 12, 2006.

Also, Mr. Fix agreed that for a period of one year after his resignation, he would not solicit any employee, independent contractor, customer or prospective customer of the Company to terminate, diminish or alter such person's relationship with the Company.

COMPENSATION OF DIRECTORS

The Company's policy is to pay $1,000 (plus reimbursement for travel expenses) cash compensation to members of the Board of Directors for serving as directors and for their attendance at each regularly scheduled Board of Directors meeting. No additional compensation is paid for attendance at committee meetings.

Directors who are not employees of the Company are eligible to participate in the Company's 1999 Long Term Stock Option Incentive Plan. Under the 1999 Plan, each non-employee director receives an initial grant of an option upon first being elected or appointed to the Board of Directors to purchase 20,000 shares of Common Stock. The 1999 Plan also provides for an annual grant, to each non-employee director (who has served for at least six months as a Director) of an option to purchase 20,000 shares of Common Stock. All of such options granted to non-employee directors shall have an exercise price equal to the fair market value of the Common Stock on the date of the grant, shall have a term of ten years, and shall become exercisable on the first anniversary of the grant date; provided, that the director receiving the grant must serve as a director until the next subsequent Annual Meeting of Stockholders in order for the options to vest.

Each of the non employee directors were granted 20,000 options to purchase the Company's common stock in each of the three years ended December 31, 2001, 2000 and 1999 at exercise prices of $0.31, 6.00 and 4.13, respectively. In addition during 2001 non-employees directors were granted 50,000 options at an exercise price of $0.33. John C. Maxwell, III served as Chairman from January 1999 through December 2000. He also was the CEO from January 1999 through February 2000. During Mr. Maxwell was granted 50,000, fully vested options to purchase the Company's Common Stock, at an exercise price of $4.20 for services as CEO.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of March 15, 2002, certain information regarding (a) each person who is known by the Company to be the beneficial owner of 5% or more of any class of the Company's voting securities, (b) each director and nominee for director, (c) each named executive officer and (d) and all current officers and directors as a group.

                                  Common Stock

           Name and Address of                    Amount and Nature of
            Beneficial Owner                      Beneficial Ownership            % of Class (1)
            ----------------                      --------------------            --------------
Commercial Electronics Capital                        4,502,509(3)                     35.2%
Partnership, L.P......................
  c/o Commercial Electronics, L.L.C.
  375 Park Avenue, Suite 1604
  New York, New York 10152
Electronics Investments, L.L.C........                4,502,509(4)                     35.2%
  c/o Commercial Electronics, L.L.C.
  375 Park Avenue, Suite 1604
  New York, New York 10152

Commercial Electronics, L.L.C .....                   4,421,279                        40.2%
  375 Park Avenue, Suite 1604
  New York, New York 10152

Michael P. Schulhof ...............                  10,586,587                        69.1%
  c/o Commercial Electronics, L.L.C
  375 Park Avenue, Suite 1604
  New York, New York 10152

Viventures FCPR ...................                     681,818                         6.3%
  1, Place Carpeaux
  F 92915 Paris La Defense, Cedex
  France

John C. Maxwell, III ..............                   1,892,162(8)(9)                   8.7%
  c/o Commercial Electronics, L.L.C
  375 Park Avenue, Suite 1604
  New York, New York 10152

Stephen D. Grubbs .................                     110,000(8)(10)                  1.1%
  c/o BBDO New York
  1285 Avenue of the Americas
  New York, New York  10019

Nathan Gantcher ...................                     110,000(8)(10)                  1.1%
  c/o HPB Assoc
  65 East 55th Street, 30th Floor
  New York, New York  10022

Philip S. Baden ...................                     154,738                         1.5%
  45 Skyview Drive
  Stamford, Connecticut  06902

 Michael A. Clark .................                     402,882(8)(11)(13)              3.8%
  20 Hill Street
  Milford, Connecticut 06460

Michael W.G. Fix ..................                      450,00(14)                     4.3%
  28 East 73rd Street,  Penthouse A
  New York, New York 10021

Graeme MacLetchie .................                     428,439(8)(15)                  4.2%
  c/o DB Alex Brown
  280 Park Avenue
  New York, New York 10107

David Mack ........................                     540,541(2)                      5.3%
  c/o The Mack Company
  370 West Passaic Street
  Rochelle Park, New Jersey 07662

CRC Inc. ..........................                   2,526,942(16)                    20.0%
  1290 Avenue of the Americas
  New York , NY 10104

All executive officers and
directors as a group (6 persons) ..                   3,093,221                        30.5%

                   SENIOR CONVERTIBLE SERIES B PREFERRED STOCK

            Name and Address of                     Amount and Nature of
              Beneficial Owner                      Beneficial Ownership              % of Class (1)
              ----------------                      --------------------              --------------
Commercial Electronics Capital Partnership,             863,636(2)                         40.0%
L.P.....................................
  c/o Commercial Electronics, L.L.C.
  375 Park Avenue, Suite 1604
  New York, New York 10152

Michael P. Schulhof.....................                920,454(18)                        42.6%
  c/o Commercial Electronics, L.L.C.
  375 Park Avenue, Suite 1604
  New York, New York 10152

John C. Maxwell, III....................                 68,181(2)                          3.2%
  Commercial Electronics, L.L.C.
  375 Park Avenue, Suite 1604
  New York, New York 10152

Viventures FCPR.........................                681,818(19)                        31.6%
  1, Place Carpeaux
  F 92915 Paris La Defense, Cedex
  France

Philippe and Feront C. Brawerman........                219,154(2)                         10.2%
  Chemin De La Waronche, 1
  1471 Loupoigne
  Belgium

SDJ Investments, LLC....................                108,941(2)                          5.0%
  424 Pine Street
  Philadelphia, Pennsylvania 19106

All executive officers and
directors as a group (6 persons)........                 68,181                             3.2%

                   SENIOR CONVERTIBLE SERIES C PREFERRED STOCK

           Name and Address of                    Amount and Nature of
            Beneficial Owner                      Beneficial Ownership                % of Class (1)
            ----------------                      --------------------                --------------
Commercial Electronics Capital                        2,545,786(2)                         44.1%
Partnership, L.P......................
  c/o Commercial Electronics, L.L.C.
  375 Park Avenue, Suite 1604
  New York, New York 10152

Michael P. Schulholf..................                4,136,767(20)                        71.8%
  c/o Commercial Electronics, L.L.C.
  375 Park Avenue, Suite 1604
  New York, New York 10152

John C. Maxwell III                                   1,490,981(2)                         25.8%

All executive officers and
directors as a group (6 persons)......                1,490,981                            25.8%

----------

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

(3) Comprised of 1,836,683 shares of common stock (625,000 shares acquired in January 2002 upon conversion of Series A Preferred Stock), 2,545,786 shares of common stock acquirable upon the conversion of Series C Preferred Stock and 120,000 shares of common stock acquirable upon the exercise of warrants.

(4) Comprised of the shares of common stock beneficially owned by Commercial Electronics Capital Partnership, L.P. ("CECAP"). Electronics Investment, L.L.C. ("EI") is the general partner of CECAP.

(5) Comprised of 3,557,643 shares of common stock (1,875,000 shares acquired in January 2002 upon conversion of Series A Preferred Stock) and 863,636 shares of common stock acquirable upon the conversion of Series B Preferred Stock.

(6) Comprised of the 5,394,366 shares of common stock (2,500,000 shares acquired upon the conversion of Series A Preferred Stock) directly owned by CECAP and Commercial Electronics, L.L.C. ("CE"), 2,545,786 shares of common stock acquirable by CECAP upon the conversion of Series C Preferred Stock, 120,000 shares of common stock acquirable by CECAP upon the exercise of warrants, 863,636 shares of common stock acquired by CE upon the conversion of Series B Preferred Stock, 56,818 shares of common stock acquirable by Mr. Schulhof upon the conversion of Series B Preferred Stock, 1,590,981 shares of Common Stock acquirable by Mr. Schulhof upon the conversion of Series C Preferred stock and 15,000 shares of common stock acquirable by Mr. Schulhof upon the exercise of warrants. Mr. Schulhof is the manager of both EI and CE (as well as an investor therein).

(7) Comprised of 681,818 shares of common stock acquirable upon conversion of 681,818 shares of Series B Preferred Stock, which shares of Series B Preferred Stock were acquired in exchange for 3,000,000 preference shares of E-Sync Networks (UK) Ltd., a subsidiary of the Company, in July 2001.

(8)   A director of the Company.

(9) Mr. Maxwell served as CEO of the Company from January 1999 through February 2000 and acting CEO from October 2000 through December 2000. Comprised of 158,000 shares of common stock directly owned, 160,000 shares of common stock acquirable upon the exercise of options, 15,000 shares of common stock acquirable upon the exercise of warrants, 68,181 shares of common stock acquired upon the conversion of Series B Preferred Stock and 1,490,981 shares of common stock acquirable upon the conversion of Series C Preferred Stock.

(10) Comprised of 110,000 shares of common stock acquirable upon the exercise of options.

(11)  An executive officer of the Company.

(12) Mr. Baden served as an officer of the Company through February 2002. Comprised of 154,738 shares of common stock acquirable upon the exercise of options.

(13) Comprised of 402,882 shares of common stock acquirable upon the exercise of options.

(14) Mr. Fix served as the Chairman and CEO of the Company from December 2000 to May 2001. Comprised of 450,000 shares of common stock acquirable upon the exercise of options.

(15) Comprised of 333,439 shares of common stock directly owned, 90,000 shares of common stock acquirable upon the exercise of options and 5,000 shares of common stock held by Mr. MacLetchie's wife.

(16) Comprised of 2,526,942 shares of Common Stock acquirable upon the exercise of warrants.

(17)  See footnotes (9), (10), (12),(13) and (15) above.

(18) Comprised of 56,818 shares of Series B Preferred Stock directly owned and 863,636 shares of Series B Preferred Stock directly owned by CECAP.

(19) Comprised of 681,818 shares of Series B Preferred Stock acquired in exchange for 3,000,000 preference shares of E-Sync Networks (UK) Ltd., a subsidiary of the Company.

(20) Comprised of 1,590,981 shares of Series C Preferred Stock directly owned and 2,545,786 shares of Series C Preferred Stock directly owned by CECAP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

During August 2000, the Company received $500,000 in connection with the issuance of a subordinated term note to Michael P. Schulhof (the "Schulhof Note"), the beneficial owner of more than 10% of the common stock, which became due on August 15, 2001. The note bore an interest rate of 12% per annum. In connection with the issuance of this note, the Company issued warrants to purchase 15,000 shares of common stock at exercise prices ranging from $3.85 to $5.50 per share. The warrants are transferable and expire on August 15, 2005.

During August 2000, the Company received $500,000 in connection with the issuance of a subordinated term note payable to John C. Maxwell (the "Maxwell Note"), Chairman of the Board, which became due on August 15, 2001. The note bore an interest rate of 12% per annum. In connection with the issuance of this note the Company issued warrants to purchase 15,000 shares of the common stock at exercise prices ranging from $3.85 to $5.50 per share. The warrants are transferable and expire on August 15, 2005.

During December 2000, the Company received $905,000 in connection with the issuance of a convertible term note to CECAP, the beneficial owner of more than 10% of the common stock, which became due on May 31, 2001. The holder was entitled convert a portion of the note into common stock at $0.25 per share, not to exceed 600,000 shares. In connection with the issuance of this note, the Company issued warrants to purchase 108,600 shares of the common stock at an exercise price of $0.75 per share. The warrants are transferable and expire on December 22, 2005. During April 2001, the Company received $95,000 in connection with the issuance of a convertible term note to CECAP, which became due on May 31, 2001. The holder was entitled to convert the portion of the note into common stock at $0.25 per share, not to exceed 61,683 shares. In connection with the issuance of this note, the Company issued warrants to purchase 11,400 shares of common stock at an exercise price of $0.75 per share. The warrants are transferable and expire on December 22, 2005. We refer to both of the notes issued to CECAP as the "CECAP Notes."

The Company entered into an agreement with the holder of the Schulhof Note to convert the balance of the Schulhof Note plus accrued interest into 1,590,981 shares of Series C Preferred Stock at a conversion price of $0.36 per share, and such conversion was consummated on February 13, 2002. The Company entered into an agreement with the holder of the Maxwell Note for the exchange of 1,490,981 shares of Series C Preferred Stock for $464,000 of the principal amount of the Maxwell Note, plus accrued interest, at a conversion price of $0.36 per share, and such conversion was consummated on February 13, 2002. The Company also granted Mr. Maxwell a non-exclusive, perpetual license in the Company's intellectual property contained in computer software code constituting its Total Chain product (under development) in consideration of $36,000 of the principal amount of the Maxwell Note. Under the terms of the license, Mr. Maxwell will pay royalties to the Company equal to 2% of revenues in excess of the first $1 million of revenues, with a maximum of $200,000 in total royalty payments to the Company. The Company entered into an agreement with the holder of the CECAP Notes for the partial conversion of the CECAP Notes for 2,545,786 shares of Series C Preferred Stock at a price of $0.36 per share, and such conversion was consummated on February 13, 2002. In addition, the CECAP Notes were partially converted, at the option of the holder pursuant to the terms of each of the CECAP Notes, into an aggregate of 661,683 shares of common stock at a conversion price of $0.25 per share on February 13, 2002.

Each share of Series C Preferred Stock entitles the holder thereof to vote on each of the matters entitled to be voted on by holders of common stock, voting together as a single class with other shares entitled to vote thereon. Unless the consent or approval of a greater number of shares shall then be required by law, the affirmative vote of the holders of at least a majority of the outstanding shares of Series C Preferred Stock, voting as a single class, shall be necessary to (i) authorize, increase the authorized number of shares of, or issues any shares of any class of senior stock, (ii) amend, alter or repeal the Certificate of Incorporation so as to affect the shares of Series C Preferred Stock adversely, (iii) authorize or issue any security convertible into senior stock or (iv) effect an extraordinary event.

Pursuant to a letter agreement with Michael A. Clark, the Company's President and Chief Operating Officer, Mr. Clark received a $125,000 cash bonus upon the closing of the CRC Transaction.

The Company has an agreement with Michael A. Clark and John C. Maxwell, III to provide the Company with executive management services subsequent to the closing of the CRC Transaction. The services include managing the Company's investment in the JV and its relationship with CRC, maintaining compliance with the federal securities laws and seeking new opportunities for the Company. The arrangement provides for a payment of $62,500 per year to each of Messrs. Clark and Maxwell as compensation, in addition to the continuation of benefits. In addition, in the event that Messrs. Clark and Maxwell are successful in consummating an acquisition for the Company, the Company has agreed to pay them a success fee based on the following formula: 5% of the first $1 million of transaction value, 4% of the second $1 million of transaction value, 3% of the third $1 million of transaction value, 2% of the fourth $1 million of transaction value and 1% of any transaction value in excess of $4 million. Under the agreement, Mr. Clark is eligible to receive a severance payment equal to three months of his salary at the time of the termination of his providing executive management services.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                  EXHIBIT INDEX

                                                                              Location of exhibit in sequential
Exhibit Number                         Description                                    numbering system
--------------                         -----------                                    ----------------
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

2.4             Stock Purchase Agreement, dated as of January 28, 1999,    Incorporated by reference from Exhibit
                by and among Jay Fitzpatrick, Boris Frenkel, F. Spencer    2.2 of Registrant's Form 8-K dated
                Pooley, Commercial Electronics Capital Partnership, L.P.   January 28, 1999
                and Commercial Electronics, L.L.C.

2.5             Stock Purchase Agreement dated as of October 31, 2000,     Incorporated by reference from the
                by and among E-Sync Networks Inc. and David Mack.          Registrant's Form 10-KSB for the year
                                                                           ended December 31, 2000.

3.1             Articles of Incorporation                                  Incorporated by reference from
                                                                           Registrant's Definitive Proxy
                                                                           Statement dated June 23, 1999

3.2             Amendment to the Certificate of Incorporation of the       Filed herewith
                Company dated February 14, 2002.

3.3             Bylaws of the Company                                      Incorporated by reference from
                                                                           Registrant's Definitive Proxy
                                                                           Statement dated June 23, 1999

4.1             Certificate of Designations, Preferences and Rights        Incorporated by reference from the
                of Senior Convertible Series B Preferred Stock of          Registrants Form 10-KSB for the year
                E-Sync Networks, Inc.                                      ended December 31, 1999

4.2             Amended and Restated Registration Rights Agreement,        Incorporated by reference from the
                dated as of November 1, 1999, among Commercial             Registrants Form 10-KSB for the year
                Electronics Capital Partnership, L.P., Commercial          ended December 31, 1999
                Electronics, L.L.C., the New Purchasers listed therein,
                and E-Sync Networks, Inc.

4.3             Transferable Warrants to Purchase Common Stock of E-Sync   Incorporated by reference from the
                Networks, Inc. dated August 15, 2000, issued to Michael    Registrants Form 10QSB for the quarter
                P. Schulhof                                                ended September 30, 2000

4.4             Transferable Warrants to Purchase Common Stock of E-Sync   Incorporated by reference from the
                Networks, Inc. dated August 15, 2000, issued to John C.    Registrants Form 10QSB for the quarter
                Maxwell                                                    ended September 30, 2000

4.5             Warrant to Purchase Common Stock of E-Sync Networks,       Incorporated by reference from the
                Inc. dated September 22, 2000 issued to Silicon Valley     Registrants form 10QSB for the quarter
                Bank.                                                      ended September 30, 2000

4.6             Transferable Warrants to Purchase Common Stock of E-Sync   Incorporated by reference from the
                Networks, Inc. dated December 22, 2000, issued to CE       Registrants Form 10-KSB for the year
                Capital Partnership, L.P.                                  ended December 31, 2000

4.7             Common Stock Purchase Warrant of E-Sync Networks, Inc.     Filed herewith
                dated February 13, 2002 issued to CRC, Inc.

4.8             Registration Rights Agreement dated February 13, 2002      Filed herewith
                between E-Sync Networks, Inc. and CRC

4.9             Certificate of Designations, Preferences and Rights of     Filed herewith
                Senior Convertible Series C Preferred Stock

10.1            Form of Employment Agreement between the Registrant and    Incorporated by reference from the
                Michael W.G. Fix                                           Registrants Form 10-KSB for the year
                                                                           ended December 31, 2000

10.3            Office Lease, dated as of March 25, 1999,                  Incorporated by reference from the
                between Fairhaven Investors Limited                        Registrants Form 10KSB for the year
                Partnership and Wiltek, Inc .                              ended December 31, 1999

10.4            Contribution Agreement dated as of August 6, 2001 by and   Incorporated by reference to Exhibit
                between E-Sync Networks, Inc. and CRC Inc.                 2.1 to E-Sync Networks Inc's Form
                                                                           8-K dated August 10, 2001

10.5            Amended and Restated Pledge and Security Agreement dated   Incorporated by reference to Exhibit
                as of August 6, 2001 by and between E-Sync Networks,       2.5 to E-sync Networks, Inc. Form
                Inc. and CRC, Inc.                                         8-K dated August 10, 2001

10.6            Secured Promissory Note dated February 13, 2002 issued     Filed herewith
                to CRC, Inc.

10.7            Secured Promissory Note dated February 13, 2002 issued     Filed herewith
                to CRC, Inc.

10.8            Management Services Agreement dated as of February         Filed herewith
                13,2002 by and between CRC Management Services, Inc. and
                E-Sync Networks, LLC

10.9            Operating Agreement by and among E-Sync Networks, LLC,     Filed herewith
                CRC, Inc. and E-Sync Networks, Inc. dated as of February
                13, 2002

21              List of the Registrant's subsidiaries                      Incorporated by reference from the
                                                                           Registrants Form 10KSB for the year
                                                                           ended December 31, 1999

23              Consent of KPMG LLP                                        Filed herewith

      1. (b) Reports on Form 8-K - None

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       E-Sync Networks, Inc.

                                       By:


                                       /s/ Michael A. Clark
                                       ----------------------------------------
                                       Michael A. Clark
                                       President and COO


                                       /s/ Thomas Wikander
                                       ----------------------------------------
                                       Thomas Wikander
                                       Controller (Chief Accounting Officer)

Date: April 16 , 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Michael A. Clark                             Date: April 16, 2002
-------------------------------
Michael A. Clark
Director

/s/ John C. Maxwell III                          Date: April 16, 2002
-------------------------------
John C. Maxwell III
Director

/s/ Graeme MacLetchie                            Date: April 16, 2002
-------------------------------
Graeme MacLetchie
Director

/s/ Nathan Gantcher                              Date: April 16, 2002
-------------------------------
Nathan Gantcher
Director

/s/ Stephen D. Grubbs                            Date: April 16, 2002
-------------------------------
Stephen D. Grubbs
Director